Form 10-Q
period 2010-03-31
Global Geophysical Services Inc
filed 2010-05-19
CIK 1311486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34709

GLOBAL GEOPHYSICAL SERVICES, INC.

(Name of registrant as specified in its charter)

DELAWARE	05-0574281
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13927 South Gessner Road

Missouri City, TX 77489

Telephone number:  (713) 972-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At May 19, 2010, there were 35,877,570 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,522,004	$17,026,865
Restricted cash investments	5,677,771	5,346,066
Accounts receivable,
net of allowances for doubtful accounts of $1,697,830 at March 31, 2010 and December 31, 2009	62,428,040	73,568,184
Income and other taxes receivable	11,237,210	10,159,498
Prepaid expenses and other current assets	2,244,160	10,626,831
TOTAL CURRENT ASSETS	91,109,185	116,727,444

PROPERTY AND EQUIPMENT, net	126,723,764	140,217,953

GOODWILL AND OTHER INTANGIBLES	15,827,920	15,974,103

MULTI-CLIENT LIBRARY, net	59,504,572	37,395,521

OTHER	2,909,163	2,136,714

DEBT ISSUANCE COSTS, net	4,005,707	4,167,856

TOTAL ASSETS	$300,080,311	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,828,666	$34,272,606
Current portion of long-term debt	1,434,062	1,983,282
Current portion of capital lease obligations	909,584	1,767,353
Income and other taxes payable	445,457	875,255
Deferred revenue	40,830,873	43,545,291
Liability on derivative instruments	—	331,163
TOTAL CURRENT LIABILITIES	78,448,642	82,774,950

DEFERRED INCOME TAXES	740,630	3,826,131

LONG-TERM DEBT, net of current portion and unamortized discount	165,836,631	165,794,658

CAPITAL LEASE OBLIGATIONS, net of current portion	169,131	295,665

TOTAL LIABILITIES	245,195,034	252,691,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $.01 par value, authorized 50,000,000 shares, 28,358,394 issued and 20,616,107 and 20,617,751 outstanding at March 31, 2010 and December 31, 2009, respectively, liquidation preference of $75,657,411	283,584	283,584
Class A Common stock, $.01 par value, authorized 30,000,000 shares, 4,000,000 issued and 3,709,100 outstanding at March 31, 2010 and December 31, 2009	40,000	40,000
Class B Common stock, $.01 par value, authorized 120,000,000 shares, 5,838,257 and 5,736,107 issued and 4,552,363 and 4,471,021 outstanding at March 31, 2010 and December 31, 2009, respectively	58,382	57,361
Additional paid-in capital	158,555,829	160,362,017
Accumulated deficit	(9,667,380)	(2,429,862)
	149,270,415	158,313,100
Less: treasury stock, at cost, 9,319,081 and 9,296,629 shares at March 31, 2010 and December 31, 2009, respectively	94,385,138	94,384,913
TOTAL STOCKHOLDERS’ EQUITY	54,885,277	63,928,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,080,311	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	March 31,
	2010	2009
	(unaudited)

REVENUES	$60,661,196	$66,835,551

OPERATING EXPENSES	58,860,382	54,256,539

GROSS PROFIT	1,800,814	12,579,012

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	8,249,284	7,414,018

INCOME (LOSS) FROM OPERATIONS	(6,448,470)	5,164,994

OTHER INCOME (EXPENSE)
Interest expense, net	(4,584,118)	(4,696,076)
Unrealized gain on derivative instruments	331,163	564,999
Foreign exchange loss	(216,234)	(632,562)
Other income (expense)	78,873	(7,374)
TOTAL OTHER EXPENSE	(4,390,316)	(4,771,013)

INCOME (LOSS) BEFORE INCOME TAXES	(10,838,786)	393,981

INCOME TAX EXPENSE (BENEFIT)	(3,601,268)	593,401

NET LOSS	$(7,237,518)	$(199,420)

LOSS PER COMMON SHARE
Basic	$(.88)	$(.02)
Diluted	$(.88)	$(.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,243,748	8,202,268

Diluted	8,243,748	8,202,268

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended
	March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,237,518)	$(199,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	23,765,728	18,320,555
Capitalized depreciation for multi-client library	(5,471,817)	(459,088)
Amortization of debt issuance costs	244,328	220,817
Stock-based compensation	693,801	355,187
Deferred tax expense (benefit)	(3,085,501)	79,791
Unrealized gain on derivative instrument	(331,163)	(564,999)
Gain on disposal of property and equipment	(98,991)	—
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	11,140,144	6,557,192
Prepaid expenses and other current assets	8,382,671	(9,336,296)
Other assets	(772,449)	61,412
Accounts payable and accrued expenses	(2,051,570)	(8,260,516)
Deferred revenue	(2,714,419)	98,796
Income and other taxes receivable	(1,077,712)	(1,873,738)
Income and other taxes payable	(429,798)	(1,281,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,955,734	3,718,693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,378,824)	(168,727)
Investment in multi-client library	(25,329,533)	(4,889,366)
Change in restricted cash investments	(331,705)	1,502,265
Proceeds from the sale of property and equipment	152,398	—
NET CASH USED IN INVESTING ACTIVITIES	(26,887,664)	(3,555,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	—	(808,197)
Net payments on revolving credit facility	(589,426)	(21,000,000)
Principal payments on capital lease obligations	(984,303)	(1,466,079)
Purchase of treasury stock	(225)	(17)
Issuances of stock	1,023	100
NET CASH USED IN FINANCING ACTIVITIES	(1,572,931)	(23,274,193)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,504,861)	(23,111,328)

CASH AND CASH EQUIVALENTS, beginning of period	17,026,865	30,444,316

CASH AND CASH EQUIVALENTS, end of period	$9,522,004	$7,332,988

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) included herein are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2009.  In the opinion of management, the accompanying unaudited financial information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial information.  Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods.  Certain information in the footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash:

	March 31,	December 31,
	2010	2009
	(unaudited)

Pledged for letters of credit	$5,127,200	$4,462,500

Bank guarantee to foreign government for export equipment	550,571	883,566

	$5,677,771	$5,346,066

Prepaid expenses and other current assets:

	March 31,	December 31,
	2010	2009
	(unaudited)

Mobilization costs, net	$1,791,401	$9,410,108

Prepaid expenses and other current assets	452,759	1,216,723

	$2,244,160	$10,626,831

Accounts receivable:

	March 31,	December 31,
	2010	2009
	(unaudited)

Accounts receivable, trade	$51,790,845	$57,731,675

Unbilled	12,335,025	17,534,339

Allowance for doubtful accounts	(1,697,830)	(1,697,830)

	$62,428,040	$73,568,184

Included in accounts receivable at March 31, 2010 and December 31, 2009 are net receivables aggregating approximately $8,900,000 from three customers.  Such receivables are in dispute; however, management and outside legal counsel believe the Company has performed services in accordance with the terms of the contract and, as such, are fully collectible.  The Company is in negotiations/arbitration to recover such amounts.

NOTE 3 - MULTI-CLIENT LIBRARY

Multi-client library consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Multi-client library, at cost	$105,970,675	$75,169,326

Less: accumulated amortization	46,466,103	37,773,805

Multi-client library, net	$59,504,572	$37,395,521

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Furniture and fixtures	$138,976	$138,976
Boats	6,424,288	6,424,288
Machinery and equipment	271,645,611	270,210,793
Computers and software	9,207,184	9,177,907
Land	2,035,153	2,035,153
Buildings	11,721,548	11,721,548
	301,172,760	299,708,665
Less: accumulated depreciation	175,345,941	160,759,486
	125,826,819	138,949,179
Construction in process	896,945	1,268,774

Net property and equipment	$126,723,764	$140,217,953

Depreciation expense for the three month periods ended March 31, 2010 and 2009 was $14,927,246 and $14,179,107, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Customer list	$3,934,000	$3,934,000
Trademark	924,000	924,000
Patents	450,852	450,852
Non-compete agreements	200,000	200,000
	5,508,852	5,508,852
Less: accumulated amortization	1,023,282	877,099
	4,485,570	4,631,753
Goodwill	11,342,350	11,342,350

Total goodwill and other intangibles	$15,827,920	$15,974,103

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three month periods ended March 31, 2010 and 2009 was $146,183 and $438,550, respectively.

NOTE 6 - INCOME TAXES

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction.  To the extent the Company believes that recovery is not likely, it establishes a valuation allowance.  The Company has recorded valuation allowances in several non-US jurisdictions for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established, projected, or the Company has ceased operations.

The effective income tax rate for the three months ended March 31, 2010 and 2009 was 33.2% and 150.6%, respectively.

The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

NOTE 7 - LONG-TERM DEBT

Credit Facility:  On January 16, 2008, the Company entered into a $150 million secured First Lien Credit Facility that consists of a $120 million First Lien Term Loan and a $30 million First Lien Revolving Credit Facility (the “First Lien Facility”).  On January 16, 2008, the Company also entered into a $50 million Secured Second Lien Term Loan (the “Second Lien Facility”, and together with the First Lien Facility, the “Facilities”).  The Company may also request up to $5 million in swingline loans and $30 million in letters of credit under the Revolving Credit Facility.  All $170 million of the term loans funded at closing.  The Revolving Credit Facility was unfunded at closing.  Proceeds of the loans were used to refinance the Company’s existing term loans and revolver borrowings, finance capital equipment purchases, and for general corporate purposes.

On October 30, 2009, the Company secured Amendment No. 1 and waiver for both the First and Second Lien Credit Facilities.  Borrowings under Amendment No. 1 and waiver for the $120 million First Lien Term Loan bear interest at a rate of LIBOR plus 5.25% or the prime rate plus 4.25%.  The First Lien Term Loan was issued at a discount of 1%, so the Company’s gross loan proceeds received were 99% of the face amount of the loan.  Borrowings under Amendment No. 1 and waiver now reflect for the $50 million Second Lien Term Loan bear interest at a rate of LIBOR plus 9.00% or the prime rate plus 8.00%.  The Second Lien Term Loan was issued at a discount of 3%, so the Company’s gross loan proceeds received were 97% of the face amount of the loan.  Borrowings under the Revolving Credit Facility bear interest at a rate that declines from LIBOR plus 5.25% or the prime rate plus 4.25% based upon the Company’s leverage ratio, to a minimum level of LIBOR plus 4.00% or the prime rate plus 3.00%.  In Amendment No. 1, LIBOR, with respect to any Eurodollar Borrowings for any interest period, will be the greater of (a) 3.00% per annum, and (b) the rate per annum determined by the Administrative Agent.

The Facilities are collateralized by a first (in the case of the $120 million term loan and revolving credit facility) or second (in the case of the $50 million term loan) priority security interest on substantially all of the Company’s assets, including accounts receivable and equipment, other than certain vehicles financed through capital leases and the Company’s corporate headquarters.  The Facilities include customary financial and negative covenants for credit facilities of this type.  On October 30, 2009, the Company secured Amendment No. 1 to modify the covenant requirements.  In the case of the First Lien Facility these include covenants requiring the maintenance of a total debt to consolidated EBITDA ratio of no more than 2.25x at September 30, 2009 through September 30, 2010, declining to no more than 2.00x on December 31, 2010 and March 31, 2011, to 1.70x on June 30, 2011, to 1.60x on September 30, 2011 and 1.50x on December 31, 2011 and thereafter.  The Company’s requirement to maintain a ratio of consolidated EBITDA to consolidated interest expense of at least 4.00x from June 30, 2009 through December 31, 2009, increasing to 5.00x on March 31, 2010 and thereafter remained unchanged.  The Facilities also include certain limits on other indebtedness, certain limitations on liens, investments and capital expenditures, and other limitations customary for this type of facility.  The Company was in compliance with all debt covenants as of March 31, 2010.

The Facilities stipulate quarterly interest payments, minimum quarterly principal payments of $300,000, and annual mandatory prepayments of 75% (or 50% of the Company’s total leverage ratio at the end of the year is less than 1.25 to 1.00) of excess cash flow, as defined.  The First Lien Term Loan matures on January 16, 2015, and the Second Lien Term Loan matures on July 16, 2015.  The Revolving Line of Credit matures on the January 16, 2014.  There is no prepayment penalty on the First Lien Term Loan or Revolver; however prepayment of the Second Lien Loan requires a prepayment penalty of 3%, 2% and 1% when made prior to the first, second or third anniversary of the closing date, respectively.  On September 30, 2009 the Company made an additional principal payment against the First Lien Facility of $4 million.

Notes Payable - Insurance:  During 2009, in exchange for insurance services provided, the Company issued two negotiable promissory notes. The first was for $1,602,706 at an interest rate of 3.69% per annum that matured on March 8, 2010 and was paid in full. The second was for $453,220 at an interest rate of 3.69% per annum and is due June 29, 2010.

Mortgage:  The Company entered into a $5.4 million loan with Citibank, N.A. for the financing of the Company’s Missouri City corporate headquarters.  The loan funded on September 17, 2009, and matures on July 31, 2019.  Borrowings under the construction loan bear interest at a fixed per annum rate of 5.453%.  All of the Company’s obligations under the construction loan are secured by a first lien mortgage on the facility.

Line of Credit:  In February 2007, the Company entered into a $5 million revolving line of credit which is secured by $5 million cash.  The terms of the revolving line of credit as currently written only allow for letters of credit to be drawn on the available credit, however, the cash balance above the total outstanding letters of credit may be withdrawn at any time lowering the available credit dollar-for-dollar.  As of March 31, 2010, the line of credit serves as collateral for several letters of credit totaling $5,127,200.

Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

First lien term loan	$113,900,000	$113,900,000
Second lien term loan	50,000,000	50,000,000
Notes payable - insurance	76,467	627,816
Mortgage	5,324,360	5,362,437
	169,300,827	169,890,253
Less: unamortized discount	2,030,134	2,112,313
	167,270,693	167,777,940
Less: current portion	1,434,062	1,983,282

Total notes payable and line of credit, net of current portion	$165,836,631	$165,794,658

Interest Rate Swap:  On March 7, 2007, the Company entered into a $70 million notional value interest rate collar to protect its interests from unanticipated fluctuations in cash flows caused by volatility in the interest rate on its floating-rate debt.  The 2 year swap arrangement effectively caps the 3-month LIBOR rate at 5.75% and sets the floor at 4.55%.

On February 14, 2008, the Company increased the notional value of the interest rate hedge, as required by its credit facilities, to $85 million (50% of the term loans).  This swap agreement replaced the swap agreement then in effect. Going forward, the two year swap agreement, which terminated on March 31,2010, capped the three month LIBOR rate on the notional amount at 5.00% and sets the floor at 1.81%.  The purpose of the swap was to protect the Company from unanticipated fluctuations in cash flows caused by volatility in the interest rate on its floating-rate debt.  The Company does not enter into interest rate or other derivatives for speculative purposes and has not designated these interest rate swaps as a hedging instrument under the accounting guidance for derivative instruments and hedging activities.

The Company adopted the guidance for disclosures about derivative instruments and hedging activities on January 1, 2009.  Below is a table of the derivatives maintained by the Company that are not designated as a hedge instrument under this guidance.

The fair values of derivative instruments in the balance sheets:

Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Interest rate contracts	Current Liabilities	$—	Current Liabilities	$331,163

The effect of derivative instruments, which is located in other income (expense) in the statement of operations for the three month periods ended March 31, 2009 and 2010:

	March 31,
	2010		2009
	Location of	Amount of	Location of	Amount of
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Recognized	Recognized	Recognized	Recognized

Interest rate contracts	Other expense	$331,163	Other expense	$564,999

NOTE 8 - DEBT ISSUANCE COSTS

Accumulated amortization is $1,321,729 and $1,159,580 at March 31, 2010 and December 31, 2009, respectively.

NOTE 9 - STOCK-BASED COMPENSATION

The Company follows the accounting guidance for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of  incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of Class B common stock are reserved for issuance under the 2006 Incentive Plan.  As of March 31, 2010, a total of 4,458,400 options have been granted and 1,627,950 have been forfeited.

Incentive Stock Options:  The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model.  The volatility is based on expected volatility over the expected life of eighty-four months.  As the Company has not historically declared dividends, the dividend yield used in the calculation is zero.  Actual value realized, if any, is dependent on the future performance of the Company’s Class B common stock and overall stock market conditions.  There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

Compensation expense associated with stock options of $356,444 and $159,409 for the three month periods ended March 31, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statement of operations.  At March 31, 2010 and 2009, the Company had 1,920,962 and 2,136,750 of nonvested stock option awards, respectively.  The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $4,374,000 at March 31, 2010.  Such amount is expected to be recognized over a period of 4 years from March 31, 2010.

Stock Warrants:  At March 31, 2010, the Company has outstanding warrants which entitle the holders to purchase an aggregate of 390,000 shares of Class B common stock of the Company at an exercise price of $4.25 per share.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of Class B common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable.

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Nonvested Restricted Shares Outstanding January 1, 2010	281,289	$7.88
Granted	102,150	14.00
Vested	(28,290)	4.87
Forfeited	(17,874)	6.32

Nonvested Restricted Shares Outstanding March 31, 2010	337,275	$10.07

Compensation expense associated with restricted stock of $337,357 and $195,778 for the three month periods ended March 31, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at March 31, 2010 was approximately $2,675,737.  This amount is expected to be recognized over the next three years.

NOTE 10 - EARNINGS PER SHARE

The Company adopted the guidance for share-based payments which are considered as participating securities on January 1, 2009.  Upon adoption, all share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period Ended
	March 31,
	2010	2009

Net income (loss)	$(7,237,518)	$(199,420)

Basic:
Weighted average common shares outstanding	8,243,748	8,202,268

Diluted:
Shares issuable from the assumed conversion of Series “A” preferred stock	—	—

Total	8,243,748	8,202,268

Basic income (loss) per share	$(.88)	$(.02)

Diluted income (loss) per share	$(.88)	$(.02)

The earnings per share amounts are the same for Series “A” preferred stock, Class A common stock, and Class B common stock because the holders of each class are legally entitled to equal per share dividend distributions.

For the three month periods ended March 31, 2010 and 2009, 2,809,450 and 2,679,300, respectively, out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive. For the three month periods ended March 31, 2010 and 2009, 21,000 and 0, respectively, in-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

For the three month periods ended March 31, 2010 and 2009, 390,000 and 0, respectively, stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

Shares issuable from the assumed conversion of Series “A” Preferred and shares of unvested restricted class B common stock of approximately 20,616,107 and 20,243,000 were excluded in the computation of diluted earnings per share for the three month periods ended March 31, 2010 and 2009, respectively, as the effect would have been anti-dilutive due to the net loss for the periods.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Month Period Ended
	March 31,
	2010	2009
		(unaudited)

Interest paid	$4,342,194	$4,271,054

Income taxes paid	$1,613,838	$—

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Month Period Ended
	March 31,
	2010	2009
	(unaudited)
Property and equipment additions financed through capital leases	$—	$74,088

Property and equipment additions financed through accounts payable and accrued expenses	$107,640	$—

Option payable recorded against additional paid in capital	$2,499,990	$—

NOTE 12 — RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (FASB) issued an update to the guidance for fair value measurements and disclosures regarding “Improving disclosures about Fair Value Measurements.”  This update clarifies disclosures regarding (i) the level of disaggregation of classes of assets and liabilities and (ii) disclosures about inputs and valuation techniques and used to measure fair value for either Level 2 or Level 3 measurements.  This update does not have any impact on the Company’s results of operations, financial condition or liquidity.

In February 2010, the FASB issued guidance for subsequent events, allowing SEC filers to remove the date through which subsequent events have been reviewed. The guidance became effective upon issuance, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENT

The Company evaluated all events and transactions up to the date the consolidated financial statements were available to be issued.

Initial Public Offering: On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale in a firm commitment offering of 7,500,000 shares of the Company’s common stock, par value $0.01 (the “Common Stock”), of which 500,00 shares were sold by selling stockholders, at a public offering price of $12.00 per share. Pursuant to the Underwriting Agreement, the Company and the selling stockholders granted the Underwriters a 30-day option to purchase up to an additional 625,000 shares and 500,000 shares of Common Stock, respectively, to cover over-allotments.

The transactions contemplated by the Underwriting Agreement were consummated on April 27, 2010. The Company estimated its net proceeds from this offering will be approximately $76.4 million after deducting underwriting discounts, fees and offering expenses. As described in the Company’s final prospectus dated April 22, 2010 (the “Prospectus”) contained in its Registration Statement on Form S-1 (File No. 333-162540), the Company will use the net proceeds of the offering to pay down indebtedness, for anticipated capital expenditures and for general working capital purposes. The Company will not receive any of the proceeds from the sale of the Common Stock sold by the selling stockholders.

Upon completion of the initial public offering, all existing shares of the Company’s outstanding Class A and Class B common stock and the Company’s Series A convertible preferred stock were converted into one class of common stock (the “Stock Conversions”). Under the terms of the amended articles of incorporation the Company is authorized to issue 105,000,000 shares of capital stock which consists of 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

Senior Unsecured Notes: On April 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200 million aggregate principal amount of its 10-1/2% senior notes due 2017 (the “Notes”).  The Company expects to receive net proceeds from the offering of approximately $189.0 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis.

The Company plans to use the proceeds from the offering and sale of the Notes to repay current outstanding indebtedness, for anticipated capital expenditures and for general working capital purposes.

On April 27, 2010, in connection with the offering of the Notes, the Company entered into (i) an Indenture with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), and (ii) a Registration Rights Agreement with the Initial Purchasers. The following is a brief summary of the material terms and conditions of the Indenture and the Registration Rights Agreement.

The Company and the Guarantors entered into an Indenture with the Trustee, pursuant to which the Company issued the Notes at a price equal to 97.009% of their face value.

Interest — The Notes will bear interest from April 27, 2010 at a rate of 10-1/2% per annum. The Company will pay interest on the Notes semi-annually, in arrears, on May 1 and November 1 of each year, beginning November 1, 2010.

Principal and Maturity — The Notes were issued with a $200 million aggregate principal amount and will mature on May 1, 2017.

Optional Redemption by the Company — At any time prior to May 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 110.500% of the aggregate principal amount of the Notes redeemed if at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and the redemption occurs within 90 days of the closing date of such equity offering. On or after May 1, 2014, the Company may redeem the Notes at the following percentages of the original principal amount: (i) 105.250% from May 1, 2014 to April 30, 2015; (ii) 102.625% from May 1, 2015 to April 30, 2016; and (iii) 100% from May 1, 2016 and thereafter.

Repurchase Obligations by the Company — If there is a change of control of the Company (as defined in the Indenture), each holder of the Notes may require the Company to purchase their Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable.

Termination of Material Definitive Agreement: The Company was a party to a $150.0 million first lien credit agreement, dated January 16, 2008 (“First Lien Credit Agreement”), with Credit Suisse, as administrative agent and collateral agent, and a $50.0 million second lien term loan agreement, dated January 16, 2008 (“Second Lien Credit Agreement”), with Credit Suisse, as administrative agent and collateral agent. The First Lien Credit Agreement consisted of a $120.0 million senior secured term loan facility which would have matured on January 16, 2015, and a $30.0 million senior secured revolving credit facility (“Prior Revolving Credit Facility”), which would have matured on January 16, 2014. The Prior Revolving Credit Facility also provided the Company with a sub-facility for letters of credit of up to $30.0 million less the amount of revolving loans then outstanding. The Second Lien Credit Agreement would have matured on July 16, 2015.

On February 13, 2008, the Company entered into a loan agreement with Citibank, N.A. (“Construction Loan Agreement”) to provide financing for the construction of the Company’s headquarters facility. On August 28, 2009 the Company amended this loan agreement in order to extend the maturity date to September 30, 2019 and to reduce the availability for borrowing to $5.4 million, the aggregate principal amount then outstanding.

In connection with the closing of the Company’s initial public offering and the sale of $200 million of the Company’s 10-1/2% senior notes due 2017 on April 27, 2010, the Company repaid all outstanding borrowings under the First Lien Credit Agreement, the Second Lien Credit Agreement, and the Construction Loan Agreement. These repayments resulted in the termination of each of these borrowing arrangements. The prepayment of the Construction Loan Agreement resulted in the incurrence of $160,000 in prepayment penalties.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a new revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provides for borrowings of up to $50.0 million. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company is able to prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

The Company’s Revolving Credit Facility is secured by a first priority lien on substantially all of the Company’s assets, the assets of the Company’s non-foreign subsidiaries, the stock of the Company’s non-foreign subsidiaries and 66% of the stock of certain of the Company’s foreign subsidiaries. In addition, the Company’s non-foreign subsidiaries will guarantee the Company’s obligations under the Revolving Credit Facility.

The terms of the Revolving Credit Facility will limit the Company’s ability and the ability of certain of the Company’s subsidiaries to, among other things: incur or guarantee additional indebtedness; grant additional liens on the Company’s assets; make certain investments or certain acquisitions of substantially all or a portion of another entity’s business or assets; merge with another entity or dispose of the Company’s assets; pay dividends; enter into transactions with affiliates; engage in other lines of business and repurchase stock.

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q and our Financial Statements for the year ended December 31, 2009 included in our Registration Statement on Form S-1 (File No. 333-162540).

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future events.  Such forward-looking statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other information currently available to management and believed to be appropriate. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources, and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. We assume no obligation to update any such forward-looking statements.

Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates, proportionate performance of contracts and our valuation of assets, such as seismic data, to be received by us as payment under certain agreements. The realization of our backlog estimates are further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. Contracts for services are occasionally modified by mutual consent and may be cancelable by the client under the circumstances. Consequently, backlog as of any particular date may not be indicative of actual operating results for any future period.

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir Grade™ (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, processing and interpretation services. Through these services, we deliver data that enable the creation of high resolution images of the earth’s subsurface and reveal complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a growing multi-client seismic data library and license this data to clients on a non-exclusive basis.

We provide seismic data acquisition for land, transition zone and shallow marine areas, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts worldwide. Our management team has significant operational experience in most of the major U.S. shale plays, including the Haynesville, Barnett, Bakken, Fayetteville, Eagle Ford and Woodford, where we believe our high resolution RG3D seismic solutions are particularly well-suited. Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies including national oil companies, major integrated oil companies, and large independent oil companies.

We currently own, or operate under long-term leases, approximately 151,500 recording channels. Our recording channels and systems operate on a common technology platform which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

The seismic data services industry historically has been cyclical. Volatility in oil and gas prices can produce significant changes in the demand for seismic services and the prices seismic contractors can negotiate for their services. Oil and gas exploration, development, exploitation and production spending levels traditionally have been heavily influenced by expected future prices of oil and natural gas. Prior to mid-2008, the oil and gas industry saw significant increases in activity resulting from high commodity prices for oil and natural gas. We benefited from this increased spending. However, during the period from mid-2008 through mid-2009, oil and natural gas prices declined significantly, which resulted in significant curtailments in capital expenditures by independent oil and gas companies, including spending for seismic data acquisition services. Following this precipitous decline in oil and natural gas prices, we recorded a net loss in 2008 of $8.0 million. Revenue in 2009 was down $64 million from 2008, however the Company recorded positive net income of $0.4 million.

We have observed a trend among certain of our clients to direct an increasing portion of their seismic data budgets toward the licensing of data on a non-exclusive basis from multi-client seismic data libraries. Notably, within North America, the present focus on unconventional resource plays (e.g., the Haynesville, Marcellus and Eagle Ford shales, among others) is prompting an examination by our clients of whether acquiring seismic data on a multi-client basis is a more cost effective allocation of resources than acquiring seismic data on a proprietary basis. Should such a trend continue, we expect the relative mix of our revenues between our seismic data services and multi-client services could shift more toward multi-client services within the North American market. We have not yet observed a similar trend in overseas markets where we currently expect seismic data services will continue to constitute the majority of the services we provide.

We generate revenues by providing seismic data services and multi-client services to our clients. Our seismic data services segment generates revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally acquire all rights to the seismic data obtained through such survey. We also generate revenues by providing seismic data processing and interpretation services. Our multi-client services segment generates revenues by selling licenses, on a non-exclusive basis, to data we own as a part of our seismic data library.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth our consolidated revenues for the period indicated:

	Three Month Period Ended
	March 31,
	2010		2009
(Amounts in millions)	Amount	%	Amount	%
Seismic data services	$44.8	74%	$62.1	93%
Multi-client	15.9	26%	4.7	7%
Total	$60.7	100%	$66.8	100%

Revenues by Region

	Three Month Period Ended
	March 31,
	2010		2009
	Amount	%	Amount	%
US	$19.3	32%	$21.5	32%
Latin America	18.3	30%	15.7	24%
Europe, Africa, Middle East (EAME)	0.2	0%	9.4	14%
Asia Pacific	22.9	38%	20.2	30%
Total	$60.7	100%	$66.8	100%

Revenues. We recorded revenues of $60.7 million for the three months ended March 31, 2010 compared to $66.8 million for the three months ended March 31, 2009, a decline of $6.1 million or 9%.  The majority of this decrease is attributable to program delays caused by adverse weather conditions, crew scheduling and start-up cycles, and a reduction in demand for our seismic data caused by generally lower exploration and production spending by our clients.

Our seismic acquisition revenue totaled $44.8 million as compared to $62.1 million for the same period of 2009, a decrease of $17.3 million or 28%.  This decrease in seismic acquisition revenue is primarily a result of a shift from proprietary to multi-client demand in the North American markets.  International seismic acquisition revenues for the same period in 2010 declined $3.9 million or 9% compared to the same period in 2009.  Revenue from our Latin America and Asia pacific operations increased by  $2.6 million and $2.7 million respectively, while our Europe, Africa and Middle East operations revenues decreased by $9.2 million primarily from crew reductions year over year.

Our Multi-client revenues increased to $15.9 million from $4.7 million, an increase of $11.2 million or 238%. The $15.9 million in multi-client revenues includes $11.6 million of pre-commitments and $4.3 million of late sales. The increase was mainly the result of additional projects in Eagle Ford, Haynesville, and Bakken shales. The total pre-commitments that had not been recognized as revenue as of March 31, 2010 were $98.9 million compared to $11.5 million on March 31, 2009.

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $1.1 million to $35.5 million for the quarter ended March 31, 2010, a decrease of 3%. Operating expenses represented 57.8% of revenue in the first quarter of 2010 compared to 53.7% in the same period 2009. Mobilization costs are capitalized when incurred and later expensed as data acquisition progresses increased our operating expenses. For the three months ended March 31, 2010, we recognized previously capitalized expenses of $7.6 million as compared to the first quarter of 2009 where we capitalized $9.5 million of expenses associated with crew mobilization. This had the effect of increasing operating costs as a percentage of sales in the first quarter of 2010 as compared to the first quarter of 2009.

Selling, General and Administrative Expenses. Our SG&A, excluding depreciation and amortization, increased by $1.1 million, or 16%, to $7.9 million for the quarter ended March 31, 2010.  This increase is primarily related to compensation increases in our sales and marketing staff, which increased by $0.7 million compared against the same period 2009.  In addition, non-cash compensation expense increased to $0.7 million in the first quarter of 2010 up from $0.4 million in the same period 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expense combined increased by $5.4 million, or 30%, to $23.8 million for the three months ended March 31, 2010.  Depreciation expense increased by $0.7 million, or 5%, to $14.9 million at March 31, 2010.  Multi-client amortization increased by $5.0 million, or 113%, to $8.7 million as a result of the increase in multi-client data sales.  Amortization related to intangible assets decreased by $0.3 million, or 33%, to $0.1 million.

Interest Expense, Net. Interest expense, net, decreased by $0.1 million, or 2%, to $4.6 million for the quarter ended March 31, 2010.

Other Income (Expense), Net. Other income (expense), net, decreased by $0.3 million to $(0.1) million for the quarter ended March 31, 2010.  The carrying value of the interest rate hedge held as a requirement under our credit facility declined by $0.2 million, and our foreign exchange losses decreased by $0.4 million to a loss of $0.2 million at March 31, 2010.

Income Tax Expense. Our income tax expense at March 31, 2010 was a credit of $3.6 million compared to a debit of $0.6 million at March 31, 2009.   The effective income tax rate for the three months ended March 31, 2010 and 2009 was 33.2% and 150.6% respectively.  The Company’s effective income tax rate in 2009 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the seismic data services and multi-client services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment and seismic, vehicles and vessels, and other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews energy sources, and investments in our multi-client data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically from time to time as the need arises.

As of March 31, 2010, we had total liquidity of $39.5 million consisting of available cash and cash equivalents of $ 9.5 million, and borrowing capacity under our Existing Revolving Credit Facility of $30 million. Refer to Capital Resources below for a description of subsequent changes to our liquidity.

Operating Activities. Net cash provided by operating activities was $21.0 million for the three months ended March 31, 2010 compared to $3.7 million for the three months ended March 31, 2009, an increase of $17.3 million. The increase in cash flows from operations is mainly attributable to improved working capital. The increase was largely driven by changes in prepaid expenses and other current assets which was primarily the result of the amortization of capitalized crew mobilization expenses.

Investing Activities. Net cash used in investing activities was $26.9 million for the three months ended March 31, 2010 compared to $3.6 million for the three months ended March 31, 2009, an increase of $23.3 million. The increase was primarily the result of increased investment in our multi-client library.  The following table sets forth our investment in our multi-client library for the period indicated:

	Three Month Period Ended
	March 31,
(Amounts in millions)	2010	2009
Cash investment in multi-client library assets	25.3	4.9
Capitalized depreciation (1)	5.5	0.4

Total capitalized investment at cost (cummulative, at period end)	$106.0	$33.5
Less: Accumulated amortization of multi-client library assets	46.5	22.8
Multi-client net book value (at period end)	$59.5	$10.7

(1)          Represents capitalized cost of the equipment owned and leased by us and utilized in connection with multi-client seismic acquisition.

Financing Activities. Net cash used in financing activities was $1.6 million in the three months ended March 31, 2010 compared to $23.3 million in the 3 months ended March 31, 2009, a decrease of $21.7 million. The decrease is primarily the result of a $21.0 million repayment of loans drawn under our revolver in the three months ended March 31, 2009.

Capital Resources. As of March 31, 2010, we were party to a $150.0 million first lien credit agreement and a $50.0 million second lien term loan agreement both dated January 16, 2008, with Credit Suisse, as administrative agent and collateral agent (collectively, our “Existing Credit Facilities”). Our first lien credit agreement consists of a $120.0 million senior secured term loan facility (our “First Lien Term Loan Facility”), which matures on January 16, 2015, and a $30.0 million senior secured revolving credit facility (“Existing Revolving Credit Facility”), which matures on January 16, 2014. Our second lien credit agreement (“Second Lien Credit Agreement”) matures on July 16, 2015.

As of March 31, 2010, the Company was party to a $5.4 million loan agreement with Citibank, N.A. (our “Construction Loan Agreement”) to provide financing for the construction of our headquarters facility.

In connection with the closing of our initial public offering and the sale of $200 million of our 10-1/2% senior notes due 2017 on April 27, 2010 (described below), we repaid all outstanding borrowings under our First Lien Credit Agreement, our Second Lien Credit Agreement, and our Construction Loan Agreement. These repayments resulted in the termination of each of these borrowing arrangements. The prepayment of our Construction Loan Agreement resulted in the incurrence of $160,000 in prepayment penalties.

Giving effect to these transactions and our new revolving credit facility described below, our pro-forma total liquidity as of March 31 was $147.0 million.

	March 31, 2010
(Amounts in millions)	As Reported	Pro forma
Cash	$9.5	$9.5
IPO proceeds, net	0.0	76.4
Senior Notes Offering proceeds, net	0.0	189.0
Payoff debt and related fees	0.0	(177.9)
Available revolver	30.0	50.0
Total liquidity	$39.5	$147.0

We have a variety of capital leases and notes payable outstanding that are customary in our industry. Our estimated total future minimum lease payments under capital leases as of March 31, 2010 were approximately $1.1 million.

On April 22, 2010, we entered into a Purchase Agreement with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200 million aggregate principal amount of its 10-1/2% senior notes due May 1, 2017 (the “Notes”).  We received net proceeds from the offering of approximately $189.0 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis.  We used the proceeds from the offering and sale of the Notes to repay current outstanding indebtedness, for anticipated capital expenditures and for general working capital purposes.

On April 27, 2010, we completed an initial public offering of the Company’s shares on the New York Stock Exchange.  The net proceeds from this offering will be approximately $76.4 million after deducting underwriting discounts, fees and offering expenses. As described in our final prospectus dated April 22, 2010 (the “Prospectus”) contained in our Registration Statement on Form S-1 (File No. 333-162540), we will use the net proceeds of the offering to pay down indebtedness, for anticipated capital expenditures and for general working capital purposes. The Company will not receive any of the proceeds from the sale of the Common Stock sold by the selling stockholders.

On April 30, 2010, we completed the closing of a new revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

Our Revolving Credit Facility is secured by a first priority lien on substantially all of our assets, the assets of our non-foreign subsidiaries, the stock of our non-foreign subsidiaries and 66% of the stock of certain of our foreign subsidiaries. In addition, our non-foreign subsidiaries will guarantee our obligations under the Revolving Credit Facility.

The terms of our Revolving Credit Facility will limit our ability and the ability of certain of our subsidiaries to, among other things:

•                  incur or guarantee additional indebtedness;

•                  grant additional liens on our assets;

•                  make certain investments or certain acquisitions of substantially all or a portion of another entity’s business or assets;

•                  merge with another entity or dispose of our assets;

•                  pay dividends;

•                  enter into transactions with our affiliates;

•                  engage in other lines of business; and

•                  repurchase stock.

Additionally, our Revolving Credit Facility requires that we maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest.

Our Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under our Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2010 were $26.7 million consisting of purchases of property and equipment of $1.4 million and investments in our multi-client library of $25.3 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of March 31, 2010:

(Amounts in millions)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$169.3	$1.4	$2.8	$110.7	$54.4
Capital lease obligations	1.1	0.9	0.2	—	—
Operating lease obligations (1)	11.8	10.0	1.6	0.2	—
Option payable (2)	2.5	1.3	1.2	—	—
	$184.7	$13.6	$5.8	$110.9	$54.4

(1)          Includes minimum obligations for leased marine vessels.

(2)          Represents an option to purchase from a former employee 166,666 shares at $15 per share

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of March 31, was approximately $145 million compared to $248 million as of March 31, 2009. Our estimated backlog as of March 31, 2009 included a single $100.0 million contract for seismic data services, all of which was realized during 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk are the volatility of oil and gas prices and the concentration of our clients in the oil and gas industry. The volatility of oil and gas prices may have a positive or negative effect on demand and pricing for our services. The concentration of substantially all of our clients in the oil and gas industry may have a positive or negative effect on our exposure to credit risk since all of our clients are similarly affected by changes in industry and economic conditions. We regularly maintain deposits in our bank accounts in excess of the $250,000 guaranteed by the Federal Deposit Insurance Corporation.  We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our Existing Credit Facilities bear floating-rate interest, at our option, based on LIBOR or the prime rate. We do not enter into interest rate hedges or other derivatives for speculative purposes.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses.

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the three months ended March 31, 2010, approximately 30% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.2 million, or 0.4% of revenues. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company’s business and that the Company believes is unlikely to materially impact the Company.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.

Item 1A.  Risk Factors

There have been no material changes in the risk factors included in our Registration Statement on Form S-1 (File No. 333-162540).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 27, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed April 27, 2010)

4.1

Indenture dated as of April 27, 2010, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors  (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 27, 2010)

4.4

Registration Rights Agreement dated as of April 27, 2010, among the Company, the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed April 27, 2010)

10.1

Note Purchase Agreement dated as of April 22, 2010, among the Company, the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 27, 2010)

10.2

Credit Agreement dated as of April 30, 2010 by and among Global Geophysical Services, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 3, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: May 19, 2010	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Authorized Officer)

Date: May 19, 2010	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)