Form 10-Q
period 2010-06-30
Global Geophysical Services Inc
filed 2010-08-05
CIK 1311486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34709

GLOBAL GEOPHYSICAL SERVICES, INC.

(Name of registrant as specified in its charter)

DELAWARE	05-0574281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13927 South Gessner Road

Missouri City, TX 77489

Telephone number:  (713) 972-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At August 5, 2010, there were 35,855,013 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$94,025,482	$17,026,865
Restricted cash investments	3,920,722	5,346,066
Accounts receivable, net of allowances for doubtful accounts of $4,619,786 at June 30, 2010 and $1,697,830 at December 31, 2009	37,458,315	73,568,184
Income and other taxes receivable	22,137,893	10,159,498
Prepaid expenses and other current assets	2,806,115	10,626,831
TOTAL CURRENT ASSETS	160,348,527	116,727,444

PROPERTY AND EQUIPMENT, net	115,997,006	140,217,953

GOODWILL AND OTHER INTANGIBLES, net	15,681,737	15,974,103

MULTI-CLIENT LIBRARY, net	92,684,511	37,395,521

OTHER	1,438,374	2,136,714

DEBT ISSUANCE COSTS, net	5,825,819	4,167,856

TOTAL ASSETS	$391,975,974	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,195,228	$34,272,606
Current portion of long-term debt	—	1,983,282
Current portion of capital lease obligations	—	1,767,353
Income and other taxes payable	476,423	875,255
Deferred revenue	46,620,199	43,545,291
Liability on derivative instruments	—	331,163
TOTAL CURRENT LIABILITIES	77,291,850	82,774,950

DEFERRED INCOME TAXES	—	3,826,131

LONG-TERM DEBT, net of current portion and unamortized discount	194,115,461	165,794,658

CAPITAL LEASE OBLIGATIONS, net of current portion	—	295,665

TOTAL LIABILITIES	271,407,311	252,691,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, authorized 100,000,000 and 0 shares, 45,255,401 and 0 issued and 35,850,013 and 0 outstanding at June 30, 2010 and December 31, 2009, respectively	452,554	—
Series A Convertible Preferred Stock, $.01 par value, authorized 0 and 50,000,000 shares, 0 and 28,358,394 issued and 0 and 20,617,751 outstanding at June 30, 2010 and December 31, 2009, respectively,	—	283,584
Class A Common stock, $.01 par value, authorized 0 and 30,000,000 shares, 0 and 4,000,000 issued and 0 and 3,709,100 outstanding at June 30, 2010 and December 31, 2009	—	40,000
Class B Common stock, $.01 par value, authorized 0 and 120,000,000 shares, 0 and 5,736,107 issued and 0 and 4,471,021 outstanding at June 30, 2010 and December 31, 2009, respectively	—	57,361
Additional paid-in capital	237,483,050	160,362,017
Accumulated deficit	(21,731,778)	(2,429,862)
	216,203,826	158,313,100
Less: treasury stock, at cost, 9,405,388 and 9,296,629 shares at June 30, 2010 and December 31, 2009, respectively	95,635,163	94,384,913
TOTAL STOCKHOLDERS’ EQUITY	120,568,663	63,928,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,975,974	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

REVENUES	$40,110,189	$57,692,319	$100,771,385	$124,527,870

OPERATING EXPENSES	39,216,264	52,857,930	98,076,646	107,114,469

GROSS PROFIT	893,925	4,834,389	2,694,739	17,413,401

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	11,777,991	9,432,072	20,027,275	16,846,090

INCOME (LOSS) FROM OPERATIONS	(10,884,066)	(4,597,683)	(17,332,536)	567,311

OTHER INCOME (EXPENSE)
Interest expense, net	(5,425,185)	(4,239,773)	(10,009,303)	(8,935,849)
Unrealized gain (loss) on derivative instruments	—	(114,578)	331,163	450,421
Foreign exchange gain (loss)	49,983	1,374,292	(166,251)	741,730
Loss on extinguishment of debt	(6,035,841)	—	(6,035,841)	—
Other income (expense)	(3,227)	(4,325)	75,646	(11,699)
TOTAL OTHER EXPENSE	(11,414,270)	(2,984,384)	(15,804,586)	(7,755,397)

LOSS BEFORE INCOME TAXES	(22,298,336)	(7,582,067)	(33,137,122)	(7,188,086)

INCOME TAX BENEFIT	(10,233,938)	(3,064,981)	(13,835,206)	(2,471,580)

NET LOSS	$(12,064,398)	$(4,517,086)	$(19,301,916)	$(4,716,506)

LOSS PER COMMON SHARE
Basic and diluted	$(.41)	$(.55)	$(1.02)	$(.57)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	29,503,545	8,230,804	18,930,315	8,218,604

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Period Ended
	June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,301,916)	$(4,716,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	52,256,839	37,207,804
Capitalized depreciation for multi-client library	(12,034,175)	(1,967,603)
Amortization of debt issuance costs	438,277	447,291
Loss on extinguishment of debt	6,035,841	—
Stock-based compensation	1,461,115	721,959
Non-cash revenue from data exchange	(586,932)	—
Deferred tax benefit	(3,826,131)	(96,060)
Unrealized gain on derivative instrument	(331,163)	(450,421)
Gain on disposal of property and equipment	(98,991)	—
Effects of changes in operating assets and liabilities:
Accounts receivable	36,109,869	5,841,135
Prepaid expenses and other current assets	7,820,716	(14,256,962)
Other assets	698,340	(429,636)
Accounts payable and accrued expenses	(6,061,754)	5,988,444
Deferred revenue	3,074,908	7,996,999
Income and other taxes receivable	(11,978,395)	(7,272,750)
Income and other taxes payable	(398,832)	(5,077,739)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,277,616	23,935,955

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,579,483)	(19,318,962)
Investment in multi-client library	(65,602,867)	(10,022,293)
Change in restricted cash investments	1,425,344	2,065,572
Proceeds from the sale of property and equipment	152,398	—
NET CASH USED IN INVESTING ACTIVITIES	(67,604,608)	(27,275,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	194,018,000	1,602,706
Principal payments on long-term debt	(169,890,253)	(1,432,686)
Net payments on revolving credit facility	—	(16,000,000)
Debt issuance costs	(5,922,307)	—
Principal payments on capital lease obligations	(2,063,018)	(3,149,730)
Purchase of treasury stock	(1,250,250)	(17)
Issuances of stock, net	76,433,437	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,325,609	(18,979,727)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,998,617	(22,319,455)

CASH AND CASH EQUIVALENTS, beginning of period	17,026,865	30,444,316

CASH AND CASH EQUIVALENTS, end of period	$94,025,482	$8,124,861

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total
	Preferred	Common Stock		Common	Paid-in	Treasury	Accumulated	Stockholders’
	Stock	Class A	Class B	Stock	Capital	Stock	Deficit	Equity
Balances at December 31, 2009	$283,584	$40,000	$57,361	$—	$160,362,017	$(94,384,913)	$(2,429,862)	$63,928,187

Issuance of common stock, net of costs of issuance of $7,568,172	—	—	1,021	70,588	76,361,828	—	—	76,433,437

Conversion to common stock	(283,584)	(40,000)	(58,382)	381,966	—	—	—	—

Compensation expense associated with stock grants	—	—	—	—	1,461,115	—	—	1,461,115

Put option liability	—	—	—	—	(701,910)	—	—	(701,910)

Purchase of treasury stock	—	—	—	—	—	(1,250,250)	—	(1,250,250)

Net loss	—	—	—	—	—	—	(19,301,916)	(19,301,916)

Balances at June 30, 2010	$—	$—	$—	$452,554	$237,483,050	$(95,635,163)	$(21,731,778)	$120,568,663

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

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash:

	June 30,	December 31,
	2010	2009
	(unaudited)

Pledged for letters of credit	$3,370,151	$4,462,500

Bank guarantee to foreign government for export equipment	550,571	883,566

	$3,920,722	$5,346,066

Prepaid expenses and other current assets:

	June 30,	December 31,
	2010	2009
	(unaudited)

Mobilization costs, net	$1,029,798	$9,410,108

Prepaid expenses and other current assets	1,776,317	1,216,723

	$2,806,115	$10,626,831

Accounts receivable:

	June 30,	December 31,
	2010	2009
	(unaudited)

Accounts receivable, trade	$30,780,562	$57,731,675

Unbilled	11,297,539	17,534,339

Allowance for doubtful accounts	(4,619,786)	(1,697,830)

	$37,458,315	$73,568,184

Included in accounts receivable at June 30, 2010 are net receivables aggregating approximately $5,900,000 from two customers and $8,900,000 from three customers at December 31, 2009. Such receivables are in dispute; however, management and outside legal counsel believe the Company has performed services in accordance with the terms of the contract and, as such, they are fully collectible.  The Company is in negotiations/arbitration to recover such amounts. Bad debt expense for the three month periods ended June 30, 2010 and 2009 was $3,004,682 and $3,392,892, respectively, and $3,004,682 and $3,398,092 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 3 - MULTI-CLIENT LIBRARY

Multi-client library consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Multi-client library, at cost	$153,393,299	$75,169,326

Less: accumulated amortization	60,708,788	37,773,805

Multi-client library, net	$92,684,511	$37,395,521

Amortization expense for the three month periods ended June 30, 2010 and 2009 was $14,242,685 and $3,150,006, respectively, and $22,934,984 and $6,852,905 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Furniture and fixtures	$138,976	$138,976
Boats	6,424,288	6,424,288
Machinery and equipment	274,110,019	270,210,793
Computers and software	9,505,804	9,177,907
Land	2,035,153	2,035,153
Buildings	11,721,548	11,721,548
	303,935,788	299,708,665
Less: accumulated depreciation	189,448,185	160,759,486
	114,487,603	138,949,179
Construction in process	1,509,403	1,268,774

Net property and equipment	$115,997,006	$140,217,953

Depreciation expense for the three month periods ended June 30, 2010 and 2009 was $14,102,244 and $15,591,056, respectively, and $29,029,489 and $29,770,163 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Customer list	$3,934,000	$3,934,000
Trademark	924,000	924,000
Patents	450,852	450,852
Non-compete agreements	200,000	200,000
	5,508,852	5,508,852
Less: accumulated amortization	1,169,465	877,099
	4,339,387	4,631,753
Goodwill	11,342,350	11,342,350

Total goodwill and other intangibles	$15,681,737	$15,974,103

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three month periods ended June 30, 2010 and 2009 was $146,183 and $146,183, respectively, and $292,366 and $584,733 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 6 - INCOME TAXES

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction.  To the extent the Company believes that recovery is not likely, it establishes a valuation allowance.  The Company has recorded valuation allowances in several non-US jurisdictions for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established, projected, or the Company no longer has operations in these jurisdictions.

The effective income tax rate for the six months ended June 30, 2010 and 2009 was 41.8% and 34.4%, respectively.

The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

NOTE 7 — INITIAL PUBLIC OFFERING

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale in a firm commitment offering of 7,500,000 shares of the Company’s common stock, par value $0.01 (the “Common Stock”), of which 500,000 shares were sold by selling stockholders, at a public offering price of $12.00 per share. Pursuant to the Underwriting Agreement, the Company and the selling stockholders granted the Underwriters a 30-day option to purchase up to an additional 625,000 shares and 500,000 shares of Common Stock, respectively, to cover over-allotments, which subsequently expired without being exercised.

The transactions contemplated by the Underwriting Agreement were consummated on April 27, 2010. The Company’s net proceeds from this offering were approximately $76.4 million after deducting underwriting discounts, fees and offering expenses. As described in the Company’s final prospectus dated April 22, 2010 (the “Prospectus”) contained in its Registration Statement on Form S-1 (File No. 333-162540), the Company used the net proceeds of the offering to pay down indebtedness and will use the remaining proceeds for anticipated capital expenditures and general working capital purposes. The Company did not receive any of the proceeds from the sale of the Common Stock sold by the selling stockholders.

Upon completion of the initial public offering, all existing shares of the Company’s outstanding Class A and Class B common stock and the Company’s Series A convertible preferred stock were converted into one class of common stock (the “Stock Conversions”). Under the terms of its amended certificate of incorporation the Company is authorized to issue 105,000,000 shares of capital stock which consists of 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

NOTE 8 - LONG-TERM DEBT

Senior Notes: On April 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200 million aggregate principal amount of its 10-1/2% senior notes due 2017 (the “Notes”).  The Company’s net proceeds from the offering were approximately $188.1 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis.

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and plans to use the remaining proceeds for anticipated capital expenditures and for general working capital purposes.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable. As of June 30, 2010, the Company is in compliance with all respective covenants.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of June 30, 2010, the Company is in compliance with all respective covenants.

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

Notes Payable - Insurance:  During 2009, in exchange for insurance services provided, the Company issued two negotiable promissory notes for $1,602,706 and $453,220 at an interest rate of 3.69% per annum. The notes matured on March 8, 2010 and June 29, 2010, respectively, and have been paid in full.

Line of Credit:  In February 2007, the Company entered into a $5 million revolving line of credit which is secured by $5 million cash.  The terms of the revolving line of credit as currently written only allow for letters of credit to be drawn on the available credit, however, the cash balance above the total outstanding letters of credit may be withdrawn at any time lowering the available credit dollar-for-dollar.  As of June 30, 2010, the line of credit serves as collateral for several letters of credit totaling $2,269,700.

Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Senior notes	$200,000,000	$—
First lien term loan	—	113,900,000
Second lien term loan	—	50,000,000
Notes payable - insurance	—	627,816
Mortgage	—	5,362,437
	200,000,000	169,890,253
Less: unamortized discount	5,884,539	2,112,313
	194,115,461	167,777,940
Less: current portion	—	1,983,282

Total notes payable and line of credit, net of current portion	$194,115,461	$165,794,658

Interest Rate Swap:  On March 7, 2007, the Company entered into a $70 million notional value interest rate collar to protect its interests from unanticipated fluctuations in cash flows caused by volatility in the interest rate on its floating-rate debt.  The 2 year swap arrangement effectively capped the 3-month LIBOR rate at 5.75% and set the floor at 4.55%. The interest rate swap was terminated on March 31, 2010.

NOTE 9 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2009, the Company adopted guidance as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.   Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.  Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the fair value of the Company’s financial assets and liabilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$194,115,461	$191,250,000	$—	$—

The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 10 - DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization is $1,418,217 and $1,159,580 at June 30, 2010 and December 31, 2009, respectively.

The Company recognized a loss on the extinguishment of debt in the amount of $6,035,841, which consisted of $4,005,707 and $2,030,134 for the debt issuance costs and the unamortized portion of the original issue discount, respectively, related to the Company’s Prior Facilities upon refinancing with the Notes offering in April 2010.

NOTE 11 - STOCK-BASED COMPENSATION

The Company follows the accounting guidance for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of June 30, 2010, a total of 4,603,400 options have been granted and 1,709,100 have been forfeited.

Incentive Stock Options:  The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model.  The volatility is based on expected volatility over the expected life of eighty-four months.  As the Company has not historically declared dividends, the dividend yield used in the calculation is zero.  Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.  There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model. The following assumptions were used:

Six Months
Ended
June 30, 2010

Risk-free interest rates	3.05%
Expected lives (in years)	7.00
Expected dividend yield	0.00%
Expected volatility	59.09%

The computation of expected volatility during the six months ended June 30, 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plan for the six months ended June 30, 2010 is presented below:

			Weighted		Weighted
	Weighted		Average		Average
	Average	Number of	Remaining	Aggregate	Optioned
	Exercise	Optioned	Contractual	Intrinsic	Grant Date
	Price	Shares	Term in Years	Value	Fair Value

Balance as of December 31, 2009	$22.95	2,642,200	10	$—	$4.97
Expired		—
Granted	22.54	400,900	10	—	12.85
Exercised		—
Forfeited	22.75	(148,800)	—	—	6.58

Balance as of June 30, 2010	$22.90	2,894,300			$5.98

Exercisable as of June 30, 2010	$23.04	1,279,650	—	$—	$—

Compensation expense associated with stock options for the three month periods ended June 30, 2010 and 2009 was $405,541 and $165,763, respectively, and $761,985 and $325,173 for the six month periods ended June 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statement of operations.  At June 30, 2010 and 2009, the Company had 1,614,650 and 1,792,050 of nonvested stock option awards, respectively.  The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $4,566,160 at June 30, 2010.  Such amount is expected to be recognized over a period of 4 years from June 30, 2010.

Stock Warrants:  At June 30, 2010, the Company has outstanding warrants which entitle the holders to purchase an aggregate of 390,000 shares of common stock of the Company at an exercise price of $4.25 per share.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable.

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Nonvested Restricted Shares Outstanding January 1, 2010	281,289	$7.88
Granted	160,900	12.81
Vested	(53,730)	4.98
Forfeited	(20,848)	7.00

Nonvested Restricted Shares Outstanding June 30, 2010	367,611	$11.55

Compensation expense associated with restricted stock for the three month periods ended June 30, 2010 and 2009 was $361,772 and $200,178, respectively, and $699,130 and $395,956 for the six month periods ended June 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at June 30, 2010 was approximately $2,844,147. This amount is expected to be recognized over the next three years.

NOTE 12 - EARNINGS PER SHARE

The Company adopted the guidance for share-based payments which are considered as participating securities on January 1, 2009.  Upon adoption, all share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(12,064,398)	$(4,517,086)	$(19,301,916)	$(4,716,506)

Basic:
Weighted average common shares outstanding	29,503,545	8,230,804	18,930,315	8,218,604

Total	29,503,545	8,230,804	18,930,315	8,218,604

Basic and diluted loss per share	$(.41)	$(.55)	$(1.02)	$(.57)

For the six month periods ended June 30, 2010 and 2009, 2,894,300 and 2,608,000, respectively, out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

For the six month periods ended June 30, 2010 and 2009, 390,000 and 0, respectively, stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Month Period Ended
	June 30,
	2010	2009
	(unaudited)

Interest paid	$5,727,724	$7,986,027

Income taxes paid	$2,779,435	$2,582,288

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Month Period Ended
	June 30,
	2010	2009
	(unaudited)
Property and equipment additions financed through capital leases	$—	$273,106

Property and equipment additions financed through accounts payable and accrued expenses	$1,282,467	$4,141,426

Option payable recorded against additional paid in capital	$701,910	$—

Note payable converted to preferred stock	$—	$8,000,000

Original issue discount on notes payable	$5,982,000	$—

NOTE 14 — RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 15 - SUBSEQUENT EVENT

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q and our Financial Statements for the year ended December 31, 2009 included in our Registration Statement on Form S-1 (File No. 333-162540).

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future events.  Such forward-looking statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other information currently available to management and believed to be appropriate. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources, and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. We assume no obligation to update any such forward-looking statements.

Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates, proportionate performance of contracts and our valuation of assets, such as seismic data, to be received by us as payment under certain agreements. The realization of our backlog estimates are further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. Contracts for services are occasionally modified by mutual consent and may be cancelable by the client under certain circumstances. Consequently, backlog as of any particular date may not be indicative of actual operating results for any future period.

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

We generate revenues by providing seismic data services and multi-client services to our clients. Our seismic data services generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally acquire all rights to the seismic data obtained through such survey. We also generate revenues by providing seismic data processing and interpretation services. Our multi-client services generate revenues by selling licenses, on a non-exclusive basis, to data we own as a part of our seismic data library.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth our consolidated revenues for the period indicated:

	Three Month Period Ended
	June 30,
	2010		2009
(Amounts in millions)	Amount	%	Amount	%
Seismic data services	$16.4	41%	$53.2	92%
Multi-client	23.7	59%	4.5	8%
Total	$40.1	100%	$57.7	100%

Revenues by Region

	Three Month Period Ended
	June 30,
	2010		2009
	Amount	%	Amount	%
US	$26.5	66%	$27.7	48%
Latin America	8.6	21%	9.5	16%
Europe, Africa, Middle East (EAME)	3.0	7%	10.9	19%
Asia Pacific	2.0	5%	9.6	17%
Total	$40.1	100%	$57.7	100%

Revenues. We recorded revenues of $40.1 million for the three months ended June 30, 2010 compared to $57.7 million for the three months ended June 30, 2009, a decline of $17.6 million or 31%.  The majority of this decrease is attributable to program delays caused by adverse weather conditions, permit and access considerations, crew scheduling and program start-up cycles.

Our seismic acquisition revenue totaled $16.4 million in 2010 as compared to $53.2 million in 2009 for the three month period ending June 30, a decrease of $36.8 million or 69%.  Seismic acquisition revenue in the US is down $20.4 million or 88% primarily as a result of a shift from proprietary data acquisition services to multi-client in the North American market.  International seismic acquisition revenues for the same period in 2010 declined $16.4 million or 55% compared to the same period in 2009.  Revenue in our Latin America operations was down 10%, mainly from our Mexico operations where we completed a contract during 2009 as compared to being idle in 2010. Our Asia Pacific acquisition revenue decreased by $7.6 million, or 80%. We completed work on a project in India during the second quarter of 2009, compared to 2010 in which the work was completed in the first quarter. In our Europe, Africa and Middle East operations revenues decreased by $7.9 million primarily from crew reductions year over year.

Our multi-client revenues increased in this same period to $23.7 million from $4.5 million, an increase of $19.2 million or 427%. The $23.7 million in multi-client revenues includes $23.2 million of pre-commitments and $0.5 million of late sales, while all of the 2009 multi-client revenue was from pre-commitments. The increase was mainly the result of additional projects in Eagle Ford, Haynesville, and Bakken shales.

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $23.2 million to $11.1 million for the three months ended June 30, 2010, a decrease of 68%. Operating expenses represented 27.7% of revenue for the second quarter 2010 compared to 59.4% in the same period of 2009. Mobilization costs are capitalized when incurred and later expensed as data acquisition progresses which increased our operating expenses. For the three months ended June 30, 2010, we recognized previously capitalized expenses of $0.8 million as compared to the second quarter of 2009 where we capitalized $3.8 million of expenses associated with crew mobilization. This had the effect of increasing operating costs as a percentage of sales in the second quarter of 2010 as compared to the second quarter of 2009, however overall costs are down along with the decline in revenue year over year.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $2.3 million, or 25%, to $11.4 million for the quarter ended June 30, 2010.  Our bad debt expense was $3.0 million for the three months ending June 30, 2010, compared to $3.4 million in the same period in 2009. Net of bad debt expense, SG&A increased by $2.7 million in the three months ended June 30, 2010 as compared to the same period in 2009. Overall compensation and employee benefits increased by $2.4 million in the second quarter of 2010 attributable to our increase in sales and marketing staff and certain added costs related to being a public company.

Depreciation and Amortization Expenses. Depreciation and amortization expense combined increased by $9.6 million, or 51%, to $28.5 million for the three months ended June 30, 2010.  Depreciation expense decreased by $1.5 million, or 10%, to $14.1 million at June 30, 2010 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average. Multi-client amortization increased by $11.1 million, or 347%, to $14.3 million as a result of the increase in multi-client data sales.

Interest Expense, Net. Interest expense, net, increased by $1.2 million, or 28%, to $5.4 million for the quarter ended June 30, 2010.  The increase is a result of increases in borrowing costs from the issuance of $200 million, 10.5% senior notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $6.0 million for the quarter ended June 30, 2010 compared to a gain of $1.3 million in the same quarter of 2009. In 2010 the loss is attributable to the extinguishment of debt from the previous credit facility. In the three month period ended June 30, 2009 we recorded a foreign exchange gain of $1.4 million compared to a small gain in the same period of 2010.

Income Tax Expense. Our income tax expense for three months ended June 30, 2010 was a benefit of $10.2 million compared to a benefit of $3.1 million in the same period in 2009. The effective income tax rate for the three months ended June 30, 2010 and 2009 was 46.0% and 40.4% respectively.  The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss):

	Three Month Period Ended
	June 30,
(Amounts in millions)	2010		2009
Net loss	$(12.1)		$(4.5)
Interest expense, net	11.5	(1)	4.2
Taxes	(10.2)		(3.1)
Depreciation and amortization	28.5		18.9
EBITDA	$17.7		$15.5

(1)          Includes $6.0 million loss on extinguishment of debt in 2010

Our management believes EBITDA is useful to an investor in evaluating our operating performance because this measure is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon, among other factors, accounting methods, book value of assets, capital structure and the method by which assets were acquired. We believe EBITDA helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating structure. EBITDA is also used as a supplemental financial measure by our management in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth our consolidated revenues for the period indicated:

	Six Month Period Ended
	June 30,
	2010		2009
(Amounts in millions)	Amount	%	Amount	%
Seismic data services	$61.1	61%	$115.3	93%
Multi-client	39.7	39%	9.2	7%
Total	$100.8	100%	$124.5	100%

Revenues by Region

	Six Month Period Ended
	June 30,
	2010		2009
	Amount	%	Amount	%
US	$45.9	46%	$49.1	39%
Latin America	26.8	27%	25.1	20%
Europe, Africa, Middle East (EAME)	3.3	3%	20.4	16%
Asia Pacific	24.8	25%	29.9	24%
Total	$100.8	100%	$124.5	100%

Revenues. We recorded revenues of $100.8 million for the six months ended June 30, 2010 compared to $124.5 million for the six months ended June 30, 2009, a decline of $23.7 million or 19%.  The majority of this decrease is attributable to program delays caused by adverse weather conditions, permit and access considerations, crew scheduling and program start-up cycles.

Our seismic acquisition revenue totaled $61.1 million in 2010 as compared to $115.3 million in 2009 for the first six months of the year, a decrease of $54.2 million or 47%.  Seismic acquisition revenue in the US is down $33.7 million or 85% primarily as a result of a shift from proprietary data acquisition services to multi-client in the North American market.  International seismic acquisition revenues for the same period in 2010 declined $20.5 million or 27% compared to the same period in 2009.  Our Asia Pacific acquisition revenue decreased by $5.1 million, or 17%. We completed work on a contract in India during the second quarter of 2009, compared to 2010 in which the work was completed in the first quarter. In our Europe, Africa and Middle East operations revenues decreased by $17.1 million primarily from crew reductions year over year. In our Latin America operations, revenues increased by $1.7 million or 7% primarily related to our work in Colombia.

Our multi-client revenues increased during this same period to $39.7 million from $9.2 million, an increase of $30.5 million or 332%. The $39.7 million in multi-client revenues includes $34.9 million of pre-commitments and $4.8 million of late sales, while all of the 2009 multi-client revenue was from pre-commitments. The increase was mainly the result of additional projects in Eagle Ford, Haynesville, and Bakken shales. The total pre-commitments that had not been recognized as revenue as of June 30, 2010 was $130 million.

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $24.3 million to $46.5 million for the six months ended June 30, 2010, a decrease of 34%. Operating expenses represented 46.1% of revenue for the first six months of the year compared to 56.9% in the same period of 2009. Mobilization costs are capitalized when incurred and later expensed as data acquisition progresses which increased our operating expenses. For the six months ended June 30, 2010, we recognized previously capitalized expenses of $8.4 million as compared to the same period in 2009 where we capitalized $13.3 million of expenses associated with crew mobilization. This had the effect of increasing operating costs as a percentage of sales in the 2010 as compared to 2009, however overall costs are down along with the decline in revenue year over year.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $3.4 million, or 21%, to $19.3 million for the six months ended June 30, 2010.  Our bad debt expense was $3.0 million for the six months ending June 30, 2010, a decrease of $0.4 million compared to the same period in 2009. Net of bad debt expense, SG&A increased by $3.8 million in the six months ended June 30, 2010 as compared to the same period in 2009. Overall compensation and employee benefits increased by $3.1 million in the first half of 2010 attributable to our increase in sales and marketing staff and certain added costs related to being a public company.

Depreciation and Amortization Expenses. Depreciation and amortization expense combined increased by $15.1 million, or 41%, to $52.3 million for the six months ended June 30, 2010.  Depreciation expense decreased by $0.8 million, or 3%, to $29 million at June 30, 2010 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average.  Multi-client amortization increased by $16.2 million, or 238%, to $23.0 million as a result of the increase in multi-client data sales. Amortization related to intangible assets decreased $0.3 million, or 50%, to $0.3 million for the six months ended June 30, 2010.

Interest Expense, Net. Interest expense, net, increased by $1.1 million, or 12%, to $10.0 million for the six months ended June 30, 2010. The increase is a result of increases in borrowing costs from the issuance of $200 million, 10-1/2% senior notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $5.8 million for the six months ended June 30, 2010 compared to a gain of $1.2 million in the same quarter of 2009.  The carrying value of the interest rate hedge held as a requirement under our previous credit facility decreased by $0.2 million, or 40% to $0.3 million for the six months ended June 30, 2010.  In 2010 the loss is attributable to the extinguishment of debt from the previous credit facility. In the six month period ended June 30, 2009 we recorded a foreign exchange gain of $0.7 million compared to a slight loss in the same period of 2010.

Income Tax Expense. Our income tax expense for six months ended June 30, 2010 was a benefit of $13.8 million compared to a benefit of $2.5 million at June 30, 2009.   The effective income tax rate for the six months ended June 30, 2010 and 2009 was 41.8% and 34.4% respectively.  The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss):

	Six Month Period Ended
	June 30,
(Amounts in millions)	2010		2009
Net loss	$(19.3)		$(4.7)
Interest expense, net	16.0	(1)	8.9
Taxes	(13.8)		(2.5)
Depreciation and amortization	52.3		37.2
EBITDA	$35.2		$38.9

(1)   Includes $6.0 million loss on extinguishment of debt in 2010

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the seismic data services and multi-client services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in multi-client data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically from time to time as the need arises.

As of June 30, 2010, we had available liquidity as follows:

(Amounts in millions)	June 30, 2010
Available cash	$94.0
Undrawn borrowing capacity under Revolving Credit Facility	50.0
Net available liquidity	$144.0

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

	Six Month Period Ended
	June 30,
(Amounts in millions)	2010	2009
Operating activities	53.3	23.9
Investing activities	(67.6)	(27.3)
Financing activities	91.3	(19.0)

Operating Activities. Net cash provided by operating activities was $53.3 million for the six months ended June 30, 2010 compared to $23.9 million for the six months ended June 30, 2009, an increase of $29.4 million. The increase in cash flows from operations is mainly attributable to improved working capital. The increase was largely driven by changes in prepaid expenses and other current assets which was primarily the result of the amortization of capitalized crew mobilization expenses.

Investing Activities. Net cash used in investing activities was $67.6 million for the six months ended June 30, 2010 compared to $27.3 million for the six months ended June 30, 2009, an increase of $40.3 million. The increase was primarily the result of increased investment in our multi-client library.  The following table sets forth our investment in our multi-client library for the period indicated:

	Six Month Period Ended
	June 30,
(Amounts in millions)	2010	2009
Cash investment in multi-client library assets	65.6	10.0
Capitalized depreciation (1)	12.0	2.0
Non-cash data exchange	0.6	0.0

Total capitalized investment at cost (cummulative, at period end)	$153.4	$40.1
Less: Accumulated amortization of multi-client library assets	60.7	25.9
Multi-client net book value (at period end)	$92.7	$14.2

(1)   Represents capitalized cost of the equipment owned and leased by Global and utilized in connection with multi-client seismic acquisition.

Financing Activities. Net cash provided by financing activities was $91.3 million in the six months ended June 30, 2010 compared to net cash used in financing activities of $19.0 million in the six months ended June 30, 2009, an increase of $110.3 million. The increase is primarily the result of our initial public offering and the sale of our $200 million 10-1/2% senior notes (described below).

Capital Resources. In connection with the closing of our initial public offering and the sale of our $200 million 10-1/2% senior notes due 2017 on April 27, 2010 (described below), we repaid all outstanding borrowings under our First Lien Credit Agreement, our Second Lien Credit Agreement, and our Construction Loan Agreement. These repayments resulted in the termination of each of these borrowing arrangements. The prepayment of our Construction Loan Agreement resulted in the incurrence of $160,000 in prepayment penalties.  In addition, we repaid all outstanding capital lease commitments.

On April 22, 2010, we entered into a Purchase Agreement with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by us of $200 million aggregate principal amount, 10-1/2% senior notes due May 1, 2017 (the “Notes”).  We received net proceeds from the offering of approximately $188.1 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

On April 27, 2010, we completed an initial public offering of our shares on the New York Stock Exchange.  The net proceeds from this offering were approximately $76.4 million after deducting underwriting discounts, fees and offering expenses. As described in our final prospectus dated April 22, 2010 (the “Prospectus”) contained in our Registration Statement on Form S-1 (File No. 333-162540), we used the net proceeds of the offering to pay down indebtedness and the remaining proceeds will be used for anticipated capital expenditures and general working capital purposes. The Company will not receive any of the proceeds from the sale of the Common Stock sold by the selling stockholders.

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

Capital Expenditures. Capital expenditures for the six months ended June 30, 2010 were $69.2 million consisting of purchases of property and equipment of $3.6 million and investments in our multi-client library of $65.6 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of June 30, 2010:

(Amounts in millions)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$200.0	$0.0	$0.0	$0.0	$200.0
Capital lease obligations	0.0	0.0	0.0	0.0	0.0
Operating lease obligations	8.5	7.8	0.5	0.2	0.0
Option payable (1)	0.7	0.7	0.0	0.0	0.0
	$209.2	$8.5	$0.5	$0.2	$200.0

(1) Represents an option to purchase from a former employee 46,794 shares of common stock at $15 per share

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of June 30, 2010 was approximately $179 million compared to $232 million as of June 30, 2009. Backlog as of March 31, 2010 was approximately $145 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk are the volatility of oil and gas prices and the concentration of our clients in the oil and gas industry. The volatility of oil and gas prices may have a positive or negative effect on demand and pricing for our services. The concentration of substantially all of our clients in the oil and gas industry may have a positive or negative effect on our exposure to credit risk since all of our clients are similarly affected by changes in industry and economic conditions. We regularly maintain deposits in our bank accounts in excess of the $250,000 guaranteed by the Federal Deposit Insurance Corporation. We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our Revolving Credit Facility bear floating-rate interest, at our option, based on LIBOR or the prime rate. We do not enter into interest rate hedges or other derivatives for speculative purposes.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses.

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the six months ended June 30, 2010, approximately 27% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.2 million, or 0.2% of revenues. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: August 05, 2010	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Authorized Officer)

Date: August 05, 2010	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)