Form 10-Q
period 2010-09-30
Global Geophysical Services Inc
filed 2010-11-03
CIK 1311486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 3, 2010, there were 36,036,163 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,206,756	$17,026,865
Restricted cash investments	6,546,590	5,346,066
Accounts receivable, net of allowances for doubtful accounts of $4,713,100 at September 30, 2010 and $1,697,830 at December 31, 2009	49,795,640	73,568,184
Income and other taxes receivable	10,010,841	10,159,498
Prepaid expenses and other current assets	3,109,990	10,626,831
TOTAL CURRENT ASSETS	132,669,817	116,727,444

MULTI-CLIENT LIBRARY, net	132,828,047	37,395,521

PROPERTY AND EQUIPMENT, net	111,497,295	140,217,953

GOODWILL AND OTHER INTANGIBLES, net	15,560,554	15,974,103

OTHER	11,883,384	6,304,570

TOTAL ASSETS	$404,439,097	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,533,159	$34,272,606
Current portion of long-term debt	—	1,983,282
Current portion of capital lease obligations	—	1,767,353
Income and other taxes payable	2,453,613	875,255
Deferred revenue	48,412,716	43,545,291
Liability on derivative instruments	—	331,163
TOTAL CURRENT LIABILITIES	107,399,488	82,774,950

DEFERRED INCOME TAXES	—	3,826,131

LONG-TERM DEBT, net of current portion and unamortized discount	194,264,873	165,794,658

CAPITAL LEASE OBLIGATIONS, net of current portion	—	295,665

TOTAL LIABILITIES	301,664,361	252,691,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, authorized 100,000,000 and 0 shares, 45,393,401 and 0 issued and 35,987,013 and 0 outstanding at September 30, 2010 and December 31, 2009, respectively	453,934	—
Series A Convertible Preferred Stock, $.01 par value, authorized 0 and 50,000,000 shares, 0 and 28,358,394 issued and 0 and 20,617,751 outstanding at September 30, 2010 and December 31, 2009, respectively,	—	283,584
Class A Common stock, $.01 par value, authorized 0 and 30,000,000 shares, 0 and 4,000,000 issued and 0 and 3,709,100 outstanding at September 30, 2010 and December 31, 2009	—	40,000
Class B Common stock, $.01 par value, authorized 0 and 120,000,000 shares, 0 and 5,736,107 issued and 0 and 4,471,021 outstanding at September 30, 2010 and December 31, 2009, respectively	—	57,361
Additional paid-in capital	238,333,155	160,362,017
Accumulated deficit	(40,377,180)	(2,429,862)
	198,409,909	158,313,100
Less: treasury stock, at cost, 9,406,388 and 9,296,629 shares at September 30, 2010 and December 31, 2009, respectively	95,635,173	94,384,913
TOTAL STOCKHOLDERS’ EQUITY	102,774,736	63,928,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,439,097	$316,619,591

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

REVENUES	$60,469,517	$89,709,234	$161,240,902	$214,237,104

OPERATING EXPENSES	54,040,413	72,965,982	152,117,059	180,080,451

GROSS PROFIT	6,429,104	16,743,252	9,123,843	34,156,653

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	10,183,285	7,117,600	30,210,560	23,963,690

INCOME (LOSS) FROM OPERATIONS	(3,754,181)	9,625,652	(21,086,717)	10,192,963

OTHER INCOME (EXPENSE)
Interest expense, net	(5,626,367)	(3,644,998)	(15,635,670)	(12,580,847)
Unrealized gain on derivative instruments	—	72,075	331,163	522,496
Foreign exchange gain (loss)	(44,028)	(281,680)	(210,279)	460,050
Loss on extinguishment of debt	—	—	(6,035,841)	—
Other expense	(100,229)	(10,600)	(24,583)	(22,299)
TOTAL OTHER EXPENSE	(5,770,624)	(3,865,203)	(21,575,210)	(11,620,600)

INCOME (LOSS) BEFORE INCOME TAXES	(9,524,805)	5,760,449	(42,661,927)	(1,427,637)

INCOME TAX EXPENSE (BENEFIT)	9,120,597	(607,125)	(4,714,609)	(3,078,705)

NET INCOME (LOSS)	$(18,645,402)	$6,367,574	$(37,947,318)	$1,651,068

INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$(.52)	$.78	$(1.54)	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	35,908,480	8,204,124	24,652,434	8,213,728

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Period Ended
	September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(37,947,318)	$1,651,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	97,612,551	53,694,505
Capitalized depreciation for multi-client library	(22,316,593)	(2,165,074)
Amortization of debt issuance costs	735,610	679,567
Loss on extinguishment of debt	6,035,841	—
Stock-based compensation	2,259,625	1,104,211
Non-cash charitable contribution	51,595	—
Non-cash revenue from multi-cleint data exchange	(5,650,101)	—
Deferred tax benefit	(3,826,131)	(96,060)
Unrealized gain on derivative instrument	(331,163)	(522,496)
Loss on disposal of property and equipment	2,337,778	—
Effects of changes in operating assets and liabilities:
Accounts receivable	23,772,544	10,897,058
Prepaid expenses and other current assets	9,066,841	(9,504,245)
Non-current deferred tax asset	(3,278,000)	—
Other assets	759,228	(886,308)
Accounts payable and accrued expenses	11,058,494	3,656,182
Deferred revenue	438,825	2,204,932
Income and other taxes receivable	148,657	(9,790,212)
Income and other taxes payable	1,578,358	(6,146,054)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,506,641	44,777,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,632,772)	(14,822,982)
Investment in multi-client library	(117,993,803)	(18,484,639)
Change in restricted cash investments	(1,200,524)	2,142,272
Proceeds from the sale of property and equipment	173,369	—
NET CASH USED IN INVESTING ACTIVITIES	(127,653,730)	(31,165,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	194,018,000	7,455,926
Principal payments on long-term debt	(169,890,253)	(10,298,434)
Net payments on revolving credit facility	—	(25,832,055)
Debt issuance costs	(5,922,307)	—
Principal payments on capital lease obligations	(2,063,018)	(4,171,472)
Purchase of treasury stock	(1,250,260)	(1,250,017)
Issuances of stock, net	76,434,818	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,326,980	(34,096,052)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,179,891	(20,484,327)

CASH AND CASH EQUIVALENTS, beginning of period	17,026,865	30,444,316

CASH AND CASH EQUIVALENTS, end of period	$63,206,756	$9,959,989

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional			Total
	Preferred	Common Stock		Common	Paid-in	Treasury	Accumulated	Stockholders’
	Stock	Class A	Class B	Stock	Capital	Stock	Deficit	Equity
Balances at December 31, 2009	$283,584	$40,000	$57,361	$—	$160,362,017	$(94,384,913)	$(2,429,862)	$63,928,187

Issuance of common stock, net of costs of issuance of $7,568,172	—	—	1,021	71,968	76,361,828	—	—	76,434,817

Conversion to common stock	(283,584)	(40,000)	(58,382)	381,966	—	—	—	—

Compensation expense associated with stock grants	—	—	—	—	2,259,625	—	—	2,259,625

Charitable contribution expense associated with stock grant	—	—	—	—	51,595	—	—	51,595

Put option liability	—	—	—	—	(701,910)	—	—	(701,910)
.
Purchase of treasury stock	—	—	—	—	—	(1,250,260)	—	(1,250,260)

Net loss	—	—	—	—	—	—	(37,947,318)	(37,947,318)

Balances at September 30, 2010	$—	$—	$—	$453,934	$238,333,155	$(95,635,173)	$(40,377,180)	$102,774,736

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

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash:

	September 30,	December 31,
	2010	2009
	(unaudited)

Pledged for letters of credit	$5,996,019	$4,462,500

Bank guarantee to foreign government for export equipment	550,571	883,566

	$6,546,590	$5,346,066

Prepaid expenses and other current assets:

	September 30,	December 31,
	2010	2009
	(unaudited)

Mobilization costs, net	$—	$9,410,108

Prepaid expenses and other current assets	1,559,990	1,216,723

Note receivable, current portion	1,550,000	—

	$3,109,990	$10,626,831

Accounts receivable:

	September 30,	December 31,
	2010	2009
	(unaudited)

Accounts receivable, trade	$37,456,893	$57,731,675

Unbilled	17,051,847	17,534,339

Allowance for doubtful accounts	(4,713,100)	(1,697,830)

	$49,795,640	$73,568,184

Included in accounts receivable at September 30, 2010 are net receivables aggregating approximately $5,900,000 from two customers. Such receivables are in dispute; however, management and outside legal counsel believe the Company has performed services in accordance with the terms of the contract and, as such, they are fully collectible.  The Company is in negotiations/arbitration to recover such amounts. Bad debt expense for the three months ended September 30, 2010 and 2009 was $93,314 and $15,549, respectively, and $3,097,996 and $3,413,641 for the nine months ended September 30, 2010 and 2009, respectively.

Other:

	September 30,	December 31,
	2010	2009
	(unaudited)

Debt issuance costs, net	$5,677,898	$4,167,856

Note receivable, net of current portion	1,550,000	—

Non-current deferred tax asset	3,278,000	—

Other	1,377,486	2,136,714

	$11,883,384	$6,304,570

NOTE 3 - MULTI-CLIENT LIBRARY

Multi-client library consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Multi-client library, at cost	$225,558,422	$75,169,326

Less: accumulated amortization	92,730,375	37,773,805

Multi-client library, net	$132,828,047	$37,395,521

Amortization expense for the three months ended September 30, 2010 and 2009 was $32,021,587 and $839,580, respectively, and $54,956,570 and $7,692,486 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Furniture and fixtures	$138,976	$138,976
Boats	6,424,288	6,424,288
Machinery and equipment	278,261,735	270,210,793
Computers and software	10,041,470	9,177,907
Land	2,035,153	2,035,153
Buildings	11,721,548	11,721,548
	308,623,170	299,708,665
Less: accumulated depreciation	200,601,170	160,759,486
	108,022,000	138,949,179
Construction in process	3,475,295	1,268,774

Net property and equipment	$111,497,295	$140,217,953

Depreciation expense for the three months ended September 30, 2010 and 2009 was $13,212,943 and $15,500,940, respectively, and $42,242,432 and $45,271,103 for the nine months ended September 30, 2010 and 2009, respectively.

Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in income from operations within the statement of operations during the reporting period. During the three months ended September 30, 2010, the Company disposed of property and equipment, incurring a loss of $2,337,778 which is included in operating expenses.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Customer list	$3,934,000	$3,934,000
Trademark	924,000	924,000
Patents	450,852	450,852
Non-compete agreements	200,000	200,000
	5,508,852	5,508,852
Less: accumulated amortization	1,290,648	877,099
	4,218,204	4,631,753
Goodwill	11,342,350	11,342,350

Total goodwill and other intangibles	$15,560,554	$15,974,103

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended September 30, 2010 and 2009 was $121,183 and $146,183, respectively, and $413,549 and $730,916 for the nine months ended September 30, 2010 and 2009, respectively.

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

The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 11.0% and 215.7%, respectively.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable. As of September 30, 2010, the Company is in compliance with all respective covenants.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of September 30, 2010, the Company is in compliance with all respective covenants.

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

Line of Credit:  In February 2007, the Company entered into a $5 million revolving line of credit which is secured by $5 million cash.  The terms of the revolving line of credit as currently written only allow for letters of credit to be drawn on the available credit, however, the cash balance above the total outstanding letters of credit may be withdrawn at any time lowering the available credit dollar-for-dollar.  As of September 30, 2010, the line of credit serves as collateral for several letters of credit totaling $2,882,700.

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Senior notes	$200,000,000	$—
First lien term loan	—	113,900,000
Second lien term loan	—	50,000,000
Notes payable - insurance	—	627,816
Mortgage	—	5,362,437
	200,000,000	169,890,253
Less: unamortized discount	5,735,127	2,112,313
	194,264,873	167,777,940
Less: current portion	—	1,983,282

Total notes payable and line of credit, net of current portion	$194,264,873	$165,794,658

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.  Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the fair value of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$194,264,873	$202,750,000	$—	$—

The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 10 - DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization is $1,566,138 and $1,159,580 at September 30, 2010 and December 31, 2009, respectively.

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

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of  incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of September 30, 2010, a total of 4,681,400 options have been granted and 1,751,100 have been forfeited.

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

Nine Months
Ended
September 30, 2010

Risk-free interest rates	2.76%
Expected lives (in years)	7.00
Expected dividend yield	0.00%
Expected volatility	60.58%

The computation of expected volatility during the nine months ended September 30, 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plan for the nine months ended September 30, 2010 is presented below:

			Weighted		Weighted
	Weighted		Average		Average
	Average	Number of	Remaining	Aggregate	Optioned
	Exercise	Optioned	Contractual	Intrinsic	Grant Date
	Price	Shares	Term in Years	Value	Fair Value

Balance as of December 31, 2009	$22.95	2,642,200	10	$—	$4.97
Expired		—
Granted	22.53	478,900	10	—	11.98
Exercised		—
Forfeited	22.70	(190,800)	—	—	6.48

Balance as of September 30, 2010	$22.90	2,930,300			$6.02

Exercisable as of September 30, 2010	$23.07	1,326,475	—	$—	$—

Compensation expense associated with stock options for the three months ended September 30, 2010 and 2009 was $434,025 and $195,809, respectively, and $1,196,010 and $520,981 for the nine months ended September 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statement of operations.  At September 30, 2010 and 2009, the Company had 1,603,825 and 1,595,075 of nonvested stock option awards, respectively.  The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $4,344,000 at September 30, 2010.  Such amount is expected to be recognized over a period of 4 years from September 30, 2010.

Stock Warrants:  At September 30, 2010, the Company has outstanding warrants which entitle the holders to purchase an aggregate of 390,000 shares of common stock of the Company at an exercise price of $4.25 per share.

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

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Nonvested Restricted Shares Outstanding January 1, 2010	281,289	$7.88
Granted	298,900	9.85
Vested	(87,438)	5.07
Forfeited	(21,848)	7.17

Nonvested Restricted Shares Outstanding September 30, 2010	470,903	$9.69

Compensation / charitable contribution expense associated with restricted stock for the three months ended September 30, 2010 and 2009 was $416,080 and $186,384, respectively, and $1,115,210 and $582,339 for the nine months ended September 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at September 30, 2010 was approximately $3,271,000. This amount is expected to be recognized over the next three years.

NOTE 12 - EARNINGS PER SHARE

The Company adopted the guidance for share-based payments which are considered as participating securities on January 1, 2009.  Upon adoption, all share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net loss	$(18,645,402)	$6,367,574	$(37,947,318)	$1,651,068

Basic and diluted common shares outstanding	35,908,480	8,204,124	24,652,434	8,213,728

Basic and diluted (loss) income per share	$(.52)	$.78	$(1.54)	$.20

For the nine months ended September 30, 2010 and 2009, 2,930,300 and 2,449,000, respectively, out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

For the nine months ended September 30, 2010 and 2009, 390,000 and 0, respectively, stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Month Period Ended September 30,
	2010	2009
	(unaudited)

Interest paid	$5,788,141	$11,794,044

Income taxes paid	$3,495,631	$3,559,375

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Month Period Ended September 30,
	2010	2009
	(unaudited)

Property and equipment additions financed through capital leases	$—	$176,619

Property and equipment additions financed through accounts payable and accrued expenses	$10,500,149	$5,628,883

Option payable recorded against additional paid in capital	$701,910	$—

Note payable converted to preferred stock	$—	$8,000,000

Original issue discount on notes payable	$5,982,000	$—

Property and equipment sale financed through note receivable	$3,100,000	$—

Non-cash multi-client asset recorded as deferred revenue	$4,428,599	$—

NOTE 14 — RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

NOTE 15 — GUARANTEES OF REGISTERED SECURITIES

On August 3, 2010, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission. Under this registration statement, the Company exchanged $200 million of its publicly registered 10.50% senior notes due 2017 for a like amount of its privately placed 10.50% senior notes due 2017. The debt securities sold are fully and unconditionally guaranteed, on a joint and several basis, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States. The non-guarantor subsidiaries consist of all subsidiaries outside of the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$136,672,036	$23,975,461	$(27,977,680)	$132,669,817
Property and equipment, net	111,089,702	407,593	—	111,497,295
Multi-client library, net	132,828,047	—	—	132,828,047
Investment in subsidiaries	1,099	—	(1,099)	—
Intercompany accounts	16,466,157	(16,466,157)	—	—
Other non-current assets	27,480,958	(37,020)	—	27,443,938
TOTAL ASSETS	$424,537,999	$7,879,877	$(27,978,779)	$404,439,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$111,102,050	$24,275,118	$(27,977,680)	$107,399,488
Long-term debt and capital lease obligations, net of current portion	194,264,873	—	—	194,264,873
Deferred income tax and other non-current liabilities	—	—	—	—
TOTAL LIABILITIES	305,366,923	24,275,118	(27,977,680)	301,664,361

Stockholders’ equity	119,171,076	(16,395,241)	(1,099)	102,774,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,537,999	$7,879,877	$(27,978,779)	$404,439,097

	December 31, 2009
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$82,022,731	$56,456,406	$(21,751,693)	$116,727,444
Property and equipment, net	138,394,183	1,823,770	—	140,217,953
Multi-client library, net	37,395,521	—	—	37,395,521
Investment in subsidiaries	1,099	—	(1,099)	—
Intercompany accounts	37,679,846	(37,679,846)	—	—
Other non-current assets	22,211,327	67,346	—	22,278,673
TOTAL ASSETS	$317,704,707	$20,667,676	$(21,752,792)	$316,619,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$79,948,550	$24,578,093	$(21,751,693)	$82,774,950
Long-term debt and capital lease obligations, net of current portion	166,090,323	—	—	166,090,323
Deferred income tax and other non-current liabilities	3,826,131	—	—	3,826,131
TOTAL LIABILITIES	249,865,004	24,578,093	(21,751,693)	252,691,404

Stockholders’ equity	67,839,703	(3,910,417)	(1,099)	63,928,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,704,707	$20,667,676	$(21,752,792)	$316,619,591

	Three months ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$60,679,392	$1,427,755	$(1,637,630)	$60,469,517

Expenses:
Operating expenses	51,437,628	3,996,278	(1,393,493)	54,040,413
Selling, general and administrative expenses	8,937,310	1,490,112	(244,137)	10,183,285
Total expenses	60,374,938	5,486,390	(1,637,630)	64,223,698
Income (loss) from operations	304,454	(4,058,635)	—	(3,754,181)
Interest income (expense), net	(5,626,396)	29	—	(5,626,367)
Other expenses, net	(136,276)	(7,981)	—	(144,257)
Loss before income taxes	(5,458,218)	(4,066,587)	—	(9,524,805)
Provision for income taxes	9,104,750	15,847	—	9,120,597
Net loss	$(14,562,968)	$(4,082,434)	$—	$(18,645,402)

	Three months ended September 30, 2009 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$79,874,377	$15,093,712	$(5,258,855)	$89,709,234

Expenses:
Operating expenses	57,837,193	20,139,555	(5,010,766)	72,965,982
Selling, general and administrative expenses	5,130,626	2,235,063	(248,089)	7,117,600
Total expenses	62,967,819	22,374,618	(5,258,855)	80,083,582
Income (loss) from operations	16,906,558	(7,280,906)	—	9,625,652
Interest expense, net	(3,644,998)	—	—	(3,644,998)
Other income (expenses), net	(332,689)	112,484	—	(220,205)
Income (loss) before income taxes	12,928,871	(7,168,422)	—	5,760,449
Provision (benefit) for income taxes	(687,176)	80,051	—	(607,125)
Net income (loss)	$13,616,047	$(7,248,473)	$—	$6,367,574

	Nine months ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$145,035,359	$28,502,999	$(12,297,456)	$161,240,902

Expenses:
Operating expenses	130,603,998	32,975,309	(11,462,248)	152,117,059
Selling, general and administrative expenses	24,004,281	7,041,487	(835,208)	30,210,560
Total expenses	154,608,279	40,016,796	(12,297,456)	182,327,619
Loss from operations	(9,572,920)	(11,513,797)	—	(21,086,717)
Interest income (expense), net	(15,635,719)	49	—	(15,635,670)
Other expenses, net	(5,746,515)	(193,025)	—	(5,939,540)
Loss before income taxes	(30,955,154)	(11,706,773)	—	(42,661,927)
Provision (benefit) for income taxes	(5,492,660)	778,051	—	(4,714,609)
Net loss	$(25,462,494)	$(12,484,824)	$—	$(37,947,318)

	Nine months ended September 30, 2009 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$165,245,357	$71,785,729	$(22,793,982)	$214,237,104

Expenses:
Operating expenses	136,458,939	65,708,136	(22,086,624)	180,080,451
Selling, general and administrative expenses	15,236,156	9,434,892	(707,358)	23,963,690
Total expenses	151,695,095	75,143,028	(22,793,982)	204,044,141
Income (loss) from operations	13,550,262	(3,357,299)	—	10,192,963
Interest expense, net	(12,580,847)	—	—	(12,580,847)
Other income, net	903,502	56,745	—	960,247
Income (loss) before income taxes	1,872,917	(3,300,554)	—	(1,427,637)
Provision (benefit) for income taxes	(5,931,963)	2,853,258	—	(3,078,705)
Net income (loss)	$7,804,880	$(6,153,812)	$—	$1,651,068

	Nine months ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$82,669,411	$(162,770)	$—	$82,506,641
Net cash provided by (used in) investing activities	(129,368,849)	1,715,119	—	(127,653,730)
Net cash provided by financing activities	91,326,980	—	—	91,326,980
Net increase in cash and cash equivalents	$44,627,542	$1,552,349	$—	$46,179,891

	Nine months ended September 30, 2009 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$51,608,681	$(6,831,607)	$—	$44,777,074
Net cash provided by (used in) investing activities	(31,527,661)	362,312	—	(31,165,349)
Net cash used in financing activities	(34,096,052)	—	—	(34,096,052)
Net decrease in cash and cash equivalents	$(14,015,032)	$(6,469,295)	$—	$(20,484,327)

NOTE 16 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

Subsequent to September 30, 2010, the Company acquired a business for an aggregate purchase price of $5.5 million.

Subsequent to September 30, 2010, the Company cancelled certain operating leases and purchased the equipment from the lessor.

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

We currently own, or operate under long-term leases, approximately 161,500 recording channels. Our recording channels and systems operate on a common technology platform which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

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

We have observed a trend among certain of our clients to direct an increasing portion of their seismic data budgets toward the licensing of data on a non-exclusive basis from multi-client seismic data libraries. Notably, within North America, the present focus on unconventional resource plays (e.g., the Haynesville, Marcellus and Eagle Ford shales, among others) is prompting an examination by our clients of whether acquiring seismic data on a multi-client basis is a more cost effective allocation of resources than acquiring seismic data on a proprietary basis. Should such a trend continue, we expect the relative mix of our revenues between our seismic data services and multi-client services will shift more toward multi-client services within the North American market. We have not yet observed a similar trend in overseas markets where we currently expect seismic data services will continue to constitute the majority of the services we provide.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (unaudited)

The following table sets forth our consolidated revenues for the period indicated:

	Three Months Ended
	September 30,
	(unaudited)
	2010		2009
(Amounts in millions)	Amount	%	Amount	%
Seismic data services	$18.3	30%	$89.6	100%
Multi-client	42.2	70%	0.1	0%
Total	$60.5	100%	$89.7	100%

Revenues by Region

	Three Months Ended
	September 30,
	(unaudited)
	2010		2009
	Amount	%	Amount	%
US	$43.5	72%	$70.5	79%
Latin America	12.5	21%	7.0	7%
Europe, Africa, Middle East (EAME)	4.5	7%	12.2	14%
Asia Pacific	0.0	0%	0.0	0%
Total	$60.5	100%	$89.7	100%

Revenues. We recorded $60.5 million for the three months ended September 30, 2010 compared to $89.7 million for the corresponding period of the previous year, a decline of $29.2 million or 33%.  The revenue decrease in the third quarter of 2010 compared to the same quarter of 2009 was primarily the result of a large proprietary project performed in 2009 in the US.  This was offset by an increase in our multi-client revenues during this same period.

The Company’s proprietary seismic acquisition revenue totaled $18.3 million as compared to $89.6 million for the same period of 2009, a decrease of $71.3 million or 80%.  The decrease in U.S. seismic acquisition revenue of $69.1 million is primarily a result of a shift from proprietary to multi-client demand in the North American unconventional resource plays.

International proprietary seismic acquisition revenues for the same period in 2010 declined $2.2 million or 12% compared to the same period in 2009. The revenues from our Europe, Africa and Middle East operations decreased by $7.7 million, primarily due to crew reductions in 2010, while the revenues from our Latin America increased by $5.5 million or 79% compared to the same period in 2009.

Our multi-client revenues increased to $42.2 million for the three months ended September 30, 2010 from $0.1 million. The $42.2 million in multi-client revenues included $36.0 million of pre-commitment revenue, $0.9 million of late sale revenue and $5.3 million in a data swap transaction. The increase was mainly the result of additional projects in Eagle Ford and Haynesville shale plays.

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $47.9 million to $9.0 million for the three months ended September 30, 2010, a decrease of 84%. Operating expenses represented 14.9% of revenue for the third quarter 2010 compared to 63.4% in the same period of 2009. Multi-client costs are capitalized when incurred and later expensed through proportional performance in line with our multi-

client revenue recognition. In the three months ended September 30, 2010, the company’s capitalized multi-client investments less depreciation was $52.2 million compared to $6.4 million in the same period in 2009.  In the three months ended September 30, 2010, the company disposed of property and equipment incurring a loss of $2.4 million compared to nil in the same period of 2009.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $3.1 million, or 46%, to $9.8 million for the quarter ended September 30, 2010.  Our bad debt expense was $0.1 million for the three months ending September 30, 2010, compared to nil in the same period in 2009. Overall compensation and employee benefits increased by $1.3 million and legal fees increased by $0.4 million in the third quarter of 2010 attributable to our increase in sales and marketing staff and certain added costs related to being a public company.

Depreciation and Amortization Expenses. Depreciation and amortization expense combined increased by $28.9 million, or 175%, to $45.4 million for the three months ended September 30, 2010.  Depreciation expense decreased by $2.3 million, or 15%, to $13.2 million at September 30, 2010 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average. Multi-client amortization increased by $31.3 million, or 3913%, to $32.1 million as a result of the increase in multi-client data sales.  Also included in our results is $4.6 million of additional amortization charge against our data library attributable to the weather related delays experienced in the first three quarters during 2010.

Interest Expense, Net. Interest expense, net, increased by $2.0 million, or 56%, to $5.6 million for the quarter ended September 30, 2010.  The increase is a result of increases in borrowing costs from the issuance of $200 million, 10.5% senior notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $.01 million for the quarter ended September 30, 2010 compared to a loss of $0.2 million in the same quarter of 2009. The primary difference related to a foreign exchange loss in 2009 for $0.3 million versus nil in 2010.

Income Tax Expense (benefit). Our income tax expense for the three months ended September 30, 2010 was an expense of $9.1 million compared to a benefit of $0.6 million in the same period in 2009. The $9.1 million tax expense brings the full year estimated tax rate in line with the expected year end estimate. The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

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

	Three Months Ended
	September 30,
(Amounts in millions)	2010		2009
Net (loss) income	$(18.6)		$6.4
Interest expense, net	5.6		3.7
Income tax expense (benefit)	9.1		(0.6)
Depreciation and amortization	47.7	(1)	16.5
EBITDA	$43.8		$26.0

(1)  Includes $2.4 million loss on sale of assets

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

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 (unaudited)

The following table sets forth our consolidated revenues for the period indicated:

	Nine Months Ended
	September 30,
	(unaudited)
	2010		2009
(Amounts in millions)	Amount	%	Amount	%
Seismic data services	$79.4	49%	$204.9	96%
Multi-client	81.8	51%	9.3	4%
Total	$161.2	100%	$214.2	100%

Revenues by Region

	Nine Months Ended
	September 30,
	(unaudited)
	2010		2009
	Amount	%	Amount	%
US	$89.3	56%	$119.5	56%
Latin America	39.3	24%	32.2	15%
Europe, Africa, Middle East (EAME)	7.8	5%	32.6	15%
Asia Pacific	24.8	15%	29.9	14%
Total	$161.2	100%	$214.2	100%

Revenues. The revenue decrease of $53.0 million for the nine months ended September 30, 2010 compared to the same period of 2009 was primarily the result of program delays caused by adverse weather conditions, permit and access considerations, crew scheduling and program start-up cycles, and an overall slowdown in seismic demand.

The Company’s proprietary seismic acquisition revenue totaled $79.4 million for the nine months ended September 30, 2010 as compared to $204.9 million for the same period of 2009, a decrease of $125.5 million or 61%.  The decrease in U.S. seismic acquisition revenue of $102.7 million is primarily a result of a shift from proprietary to multi-client demand in the North American unconventional resource plays.

International proprietary seismic acquisition revenues for the nine months ended September 30, 2010 declined $22.8 million, or 24%, compared to the same period in 2009. The revenues from our Europe, Africa and Middle East operations decreased by $24.8 million, primarily due to crew reductions in 2010, while the revenues from our Latin America and Asia Pacific operations increased by $7.1 million and decreased by $5.1 million, respectively.

Multi-client revenues increased to $81.8 million for the nine months ended September 30, 2010 from $9.3 million, an increase of $72.5 million.. The $81.8 million in multi-client revenues included $70.5 million of pre-commitment revenue, $5.7 million of late sale revenue and $5.6 million in data swap transactions. The increase was mainly the result of additional projects in Eagle Ford, Haynesville, and Bakken shale plays.

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $72.1 million to $55.6 million for the nine months ended September 30, 2010, a decrease of 57%. Operating expenses represented 34.5% of revenue for the first nine months of the year compared to 59.6% in the same period of 2009. Our Multi-client investment costs are up year over year.  Multi-client costs are capitalized when incurred and later expensed through proportional performance in line with our multi-client revenue recognition. In the nine months ended September 30, 2010, the company’s capitalized multi-client investments less depreciation was $116.8 million compared to $18.5 million in the same period in 2009.  Mobilization costs are capitalized when incurred and later expensed as data acquisition progresses which increased our operating expenses. For the nine months ended September 30, 2010, we recognized previously capitalized expenses of $9.4 million as compared to the same period in 2009 where we capitalized $8.9 million of expenses associated with crew mobilization.  This had the effect of increasing operating costs by $18.3 million.  In the nine months ended September 30, 2010, the company disposed of property and equipment incurring a loss of $2.3 million compared to nil in the same period of 2009.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $6.6 million, or 29%, to $29.2 million for the nine months ended September 30, 2010.  Our bad debt expense was $3.1 million for the nine months ending September 30, 2010, a decrease of $0.3 million compared to the same period in 2009. Overall compensation and employee benefits increased by $4.9 million and legal fees increased by $1.0 million for the nine months ended September 30, 2010 mainly attributable to our increase in sales and marketing staff and certain added costs related to being a public company.

Depreciation and Amortization Expenses. Depreciation and amortization expense combined increased by $43.9 million, or 82%, to $97.6 million for the nine months ended September 30, 2010.  Depreciation expense decreased by $3.1 million, or 7%, to $42.2 million at September 30, 2010 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average.  Multi-client amortization increased by $47.3 million, or 614%, to $55.0 million as a result of the increase in multi-client data sales. Amortization related to intangible assets decreased $0.3 million, or 43%, to $0.4 million for the nine months ended September 30, 2010.  Also included in our results is $4.6 million of additional amortization charge against our data library attributable to the weather related delays experienced in the first three quarters during 2010.

Interest Expense, Net. Interest expense, net, increased by $3.0 million, or 24%, to $15.6 million for the nine months ended September 30, 2010. The increase is a result of increases in borrowing costs from the issuance of $200 million, 10-1/2% senior notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $5.9 million for the nine months ended September 30, 2010 compared to a gain of $1.0 million in the same quarter of 2009.  The carrying value of the interest rate hedge held as a requirement under our previous credit facility decreased by $0.2 million, or 40% to $0.3 million for the nine months ended September 30, 2010.  In the nine month ended September 30, 2010 there was a $6.0 million loss attributable to the extinguishment of debt from the previous credit facility versus nil in the same period in 2009. In the nine month period ended September 30, 2010 we recorded a foreign exchange loss of $0.2 million compared to a gain of $0.5 million in the same period of 2009.

Income Tax Benefit. Our income tax expense for nine month ended September 30, 2010 was a benefit of $4.7 million compared to a benefit of $3.1 million at the period in 2009.   The effective income tax rate for the nine month ended September 30, 2010 and 2009 was 11.0 % and 215.7% respectively.  The Company’s effective income tax rate in 2010 and 2009 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

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

	Nine Months Ended
	September 30,
(Amounts in millions)	2010		2009
Net (loss) income	$(37.9)		$1.7
Interest expense, net	21.6	(1)	12.6
Income tax benefit	(4.7)		(3.1)
Depreciation and amortization	99.9	(2)	53.7
EBITDA	$78.9		$64.9

(1)   Includes $6.0 million loss on extinguishment of debt

(2)   Includes $2.3 million loss on sale of assets

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

As of September 30, 2010, we had available liquidity as follows:

(Amounts in millions)	September 30, 2010
Available cash	$63.2
Undrawn borrowing capacity under Revolving Credit Facility	50.0
Net available liquidity	$113.2

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Month Period Ended
	September 30,
(Amounts in millions)	2010	2009
Operating activities	82.5	44.8
Investing activities	(127.7)	(31.2)
Financing activities	91.3	(34.1)

Operating Activities. Net cash provided by operating activities was $82.5 million for the nine months ended September 30, 2010 compared to $44.8 million for the nine months ended September 30, 2009, an increase of $37.7 million. The increase was largely driven by changes in depreciation and amortization expenses.

Investing Activities. Net cash used in investing activities was $127.7 million for the nine months ended September 30, 2010 compared to $31.2 million for the nine months ended September 30, 2009, an increase of $96.5 million. The increase was primarily the result of increased investment in our multi-client library.  The following table sets forth our investment in our multi-client library for the period indicated:

	Nine Month Period Ended
	September 30,
(Amounts in millions)	2010	2009
Cash investment in multi-client library assets	118.0	18.5
Capitalized depreciation (1)	22.3	2.2
Non-cash data exchange	10.1	0.0

	At September 30,
	2010	2009
Total capitalized investment at cost (cummulative, at period end)	$225.5	$75.2
Less: Accumulated amortization of multi-client library assets	92.7	37.8
Multi-client net book value (at period end)	$132.8	$37.4

(1)          Represents capitalized cost of the equipment, owned or leased, and utilized in connection with multi-client seismic acquisition.

Financing Activities. Net cash provided by financing activities was $91.3 million in the nine months ended September 30, 2010 compared to net cash used in financing activities of $34.1 million in the nine months ended September 30, 2009, an increase of $125.4 million. The increase is primarily the result of our initial public offering and the sale of our $200 million 10-1/2% senior notes (described below).

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

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2010 were $126.6 million consisting of purchases of property and equipment of $8.6 million and investments in our multi-client library of $118.0 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of September 30, 2010:

(Amounts in millions)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$200.0	$0.0	$0.0	$0.0	$200.0
Operating lease obligations	7.7	7.2	0.4	0.1	0.0
Option payable (1)	0.7	0.7	0.0	0.0	0.0
	$208.4	$7.9	$0.4	$0.1	$200.0

(1)  Represents an option to purchase from a former employee 46,794 shares of common stock at $15 per share

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of September 30, 2010 was approximately $225 million compared to $145 million as of September 30, 2009. Backlog as of June 30, 2010 was approximately $179 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the nine months ended September 30, 2010, approximately 19% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.2 million, or 0.1% of revenues. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: November 3, 2010	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Authorized Officer)

Date: November 3, 2010	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)