Form 10-Q
period 2011-03-31
Global Geophysical Services Inc
filed 2011-05-06
CIK 1311486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes    ☐                   No   ☒

At May 6, 2011, there were 36,447,732 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,861,303	$28,237,302
Restricted cash investments	5,105,476	2,443,857
Accounts receivable, net	73,786,666	69,509,391
Income and other taxes receivable	6,954,864	6,954,864
Prepaid expenses and other current assets	4,048,013	4,842,496
TOTAL CURRENT ASSETS	110,756,322	111,987,910

MULTI-CLIENT LIBRARY, net	178,816,035	145,896,355

PROPERTY AND EQUIPMENT, net	122,562,192	126,963,953

GOODWILL AND OTHER INTANGIBLES, net	21,806,811	20,251,775

DEFERRED TAX ASSET	934,235	2,031,048

OTHER	5,668,856	6,135,459

TOTAL ASSETS	$440,544,451	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,251,945	$44,058,306
Current portion of long-term debt	947,000	3,344,261
Income and other taxes payable	4,233,794	5,601,356
Deferred revenue	62,317,633	47,496,895
TOTAL CURRENT LIABILITIES	117,750,372	100,500,818

LONG-TERM DEBT, net of current portion and
unamortized discount	215,375,672	209,418,242

NONCONTROLLING INTERESTS	1,447,228	1,490,745

TOTAL LIABILITIES	334,573,272	311,409,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, authorized 100,000,000 shares,
45,941,215 and 45,586,215 issued and 36,432,934 and 36,142,985 outstanding
at March 31, 2011 and December 31, 2010, respectively	459,412	455,862
Additional paid-in capital	240,571,037	239,248,935
Accumulated deficit	(39,356,273)	(42,145,755)
	201,674,176	197,559,042
Less: treasury stock, at cost, 9,508,281 and 9,443,230 shares
at March 31, 2011 and December 31, 2010, respectively	95,702,997	95,702,347
TOTAL STOCKHOLDERS’ EQUITY	105,971,179	101,856,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,544,451	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)

REVENUES	$76,835,094	$60,661,196

OPERATING EXPENSES	55,075,372	58,860,382

GROSS PROFIT	21,759,722	1,800,814

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES	11,011,818	8,249,284

INCOME (LOSS) FROM OPERATIONS	10,747,904	(6,448,470)

OTHER INCOME (EXPENSE)
Interest expense, net	(5,807,120)	(4,584,118)
Unrealized gain on derivative instruments	-	331,163
Foreign exchange gain (loss)	817,546	(216,234)
Other income (expense)	(103)	78,873
TOTAL OTHER EXPENSE	(4,989,677)	(4,390,316)

INCOME (LOSS) BEFORE INCOME TAXES	5,758,227	(10,838,786)

INCOME TAX EXPENSE (BENEFIT)	3,012,262	(3,601,268)

INCOME (LOSS) AFTER INCOME TAXES	2,745,965	(7,237,518)

NET LOSS, attributable to noncontrolling interests	(43,517)	-

NET INCOME (LOSS), attributable to common shareholders	$2,789,482	$(7,237,518)

INCOME (LOSS) PER COMMON SHARE
Basic	$.08	$(.88)
Diluted	$.08	$(.88)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	36,406,830	8,243,748
Diluted	36,668,242	8,243,748

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$2,789,482	$(7,237,518)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	38,577,203	23,765,728
Capitalized depreciation for Multi-client library	(4,666,714)	(5,471,817)
Amortization of debt issuance costs	313,289	244,328
Noncontrolling interests	(43,517)	-
Stock-based compensation	1,270,507	693,801
Non-cash charitable contribution	51,595	-
Non-cash revenue from Multi-client data exchange	(973,298)	-
Deferred tax expense (benefit)	1,096,813	(3,085,501)
Unrealized gain on derivative instrument	-	(331,163)
Gain on disposal of property and equipment	(65,385)	(98,991)
Effects of changes in operating assets and liabilities:
Accounts receivable, net	(4,277,275)	11,140,144
Prepaid expenses and other current assets	794,483	8,382,671
Other assets	310,744	(772,449)
Accounts payable and accrued expenses	2,831,197	(2,051,570)
Deferred revenue	14,105,377	(2,714,419)
Income and other taxes receivable	-	(1,077,712)
Income and other taxes payable	(1,367,562)	(429,798)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,746,939	20,955,734

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,559,370)	(1,378,824)
Investment in Multi-client library	(52,074,883)	(25,329,533)
Change in restricted cash investments	(2,661,619)	(331,705)
Purchase of business	(1,000,000)	-
Proceeds from the sale of property and equipment	65,385	152,398
NET CASH USED IN INVESTING ACTIVITIES	(61,230,487)	(26,887,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,597,261)	-
Net proceeds (payments) on revolving credit facility	5,000,000	(589,426)
Principal payments on capital lease obligations	-	(984,303)
Purchase of treasury stock	(650)	(225)
Issuances of stock, net	705,460	1,023
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,107,549	(1,572,931)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,375,999)	(7,504,861)

CASH AND CASH EQUIVALENTS, beginning of period	28,237,302	17,026,865

CASH AND CASH EQUIVALENTS, end of period	$20,861,303	$9,522,004

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional			Total
	Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Capital	Stock	Deficit	Equity

Balances at December 31, 2010	$455,862	$239,248,935	$(95,702,347)	$(42,145,755)	$101,856,695

Issuance of common stock	3,550	-	-	-	3,550

Compensation expense
associated with stock grants	-	1,270,507	-	-	1,270,507

Charitable contribution expense
associated with stock grant	-	51,595	-	-	51,595
		.
Purchase of treasury stock	-	-	(650)	-	(650)

Net income	-	-	-	2,789,482	2,789,482

Balances at March 31, 2011	$459,412	$240,571,037	$(95,702,997)	$(39,356,273)	$105,971,179

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) included herein are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited financial information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial information.  Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods.  Certain information in the footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash:

	March 31,	December 31,
	2011	2010
	(unaudited)

Pledged for letters of credit	$5,105,476	$2,443,857

	$5,105,476	$2,443,857

Prepaid expenses and other current assets:

	March 31,	December 31,
	2011	2010
	(unaudited)

Mobilization costs, net	$3,811,966	$1,368,858

Prepaid expenses and other current assets	236,047	923,638

Note receivable, current portion	-	2,550,000

	$4,048,013	$4,842,496

Accounts receivable:

	March 31,	December 31,
	2011	2010
	(unaudited)

Accounts receivable, trade	$51,658,114	$47,775,478

Unbilled	25,613,164	25,218,525

Allowance for doubtful accounts	(3,484,612)	(3,484,612)

	$73,786,666	$69,509,391

The Company sometimes experiences disagreements or disputes with customers relating to the Company's charges. As of March 31, 2011, the Company had disputes with certain customers which relate to charges for the Company's services. Included in accounts receivable at March 31, 2011 are net receivables of approximately $4,800,000 related to such disputes. If the amount ultimately recovered with respect to any of these disputes is less than the revenue previously recorded, the difference will be recorded as an expense. None of these are expected to have a materially adverse effect on the Company's earnings. Bad debt expense for the three months ended March 31, 2011 and 2010 was $0 and $0, respectively.

Other:

	March 31,	December 31,
	2011	2010
	(unaudited)

Debt issuance costs, net	$5,370,201	$5,526,060

Other	298,655	609,399

	$5,668,856	$6,135,459

NOTE 3 - MULTI-CLIENT LIBRARY

Multi-client library consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Multi-client library, at cost	$334,802,842	$276,372,586

Less: accumulated amortization	155,986,807	130,476,231

Multi-client library, net	$178,816,035	$145,896,355

Amortization expense for the three months ended March 31, 2011 and 2010 was $25,510,576 and $8,692,299, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Furniture and fixtures	$215,853	$138,976
Boats	7,174,287	7,174,287
Machinery and equipment	303,464,853	300,785,427
Computers and software	12,475,080	10,134,094
Land	2,035,153	2,035,153
Buildings	11,721,548	11,721,548
	337,086,774	331,989,485
Less: accumulated depreciation	226,230,157	214,156,447
	110,856,617	117,833,038
Construction in process	11,705,575	9,130,915

Net property and equipment	$122,562,192	$126,963,953

The following table represents an analysis of depreciation expense:

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)

Gross depreciation expense	$12,621,664	$14,927,245
Less: capitalized depreciation for Multi-client library	4,666,714	5,471,817

Net depreciation expense	$7,954,950	$9,455,428

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Customer list	$3,959,000	$3,934,000
Trademark	1,435,000	1,191,000
Patents	2,181,853	450,853
Non-compete agreements	865,539	865,539
Intellectual property	2,901,163	2,901,163
	11,342,555	9,342,555
Less: accumulated amortization	1,916,708	1,471,744
	9,425,847	7,870,811
Goodwill	12,380,964	12,380,964

Total goodwill and other intangibles	$21,806,811	$20,251,775

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended March 31, 2011 and 2010 was $444,964 and $146,183, respectively.

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

The effective income tax rate for the three months ended March 31, 2011 and 2010 was 52.3% and 33.2%, respectively.

The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

NOTE 7 - LONG-TERM DEBT

Senior Notes: On April 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Notes”).  The Company’s net proceeds from the offering were approximately $188.1 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis. (See Note 15)

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and plans to use the remaining proceeds for anticipated capital expenditures and for general working capital purposes.

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

Interest — The Notes will bear interest from April 27, 2010 at a rate of 10.5% per annum. The Company will pay interest on the Notes semi-annually, in arrears, on May 1 and November 1 of each year, beginning November 1, 2010.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable. As of March 31, 2011, the Company is in compliance with all respective covenants.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of March 31, 2011, the Company is in compliance with all respective covenants.

In connection with the closing of the Company’s initial public offering and the sale of $200 million of the Company’s 10.5% senior notes due 2017 on April 27, 2010, the Company repaid all outstanding borrowings under the First Lien Credit Agreement, the Second Lien Credit Agreement, and the Construction Loan Agreement. These repayments resulted in the termination of each of these borrowing arrangements. The prepayment of the Construction Loan Agreement resulted in the incurrence of $160,000 in prepayment penalties.

Letter of Credit Facility:  In February 2007, the Company entered into a $10 million revolving line of credit which is secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of March 31, 2011 and December 31, 2010, the letters of credit outstanding were $5,080,328 and $2,432,700, respectively.

Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Senior notes	$200,000,000	$200,000,000
Revolving credit facility	20,000,000	15,000,000
Promissory notes	1,747,000	3,344,261
	221,747,000	218,344,261
Less: unamortized discount	5,424,328	5,581,758
	216,322,672	212,762,503
Less: current portion	947,000	3,344,261

Long-term debt,
net of current portion and unamortized discount	$215,375,672	$209,418,242

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.   Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.
Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2011 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the fair value of the Company’s financial assets and liabilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$ 194,575,672	$ 215,000,000	$ 194,418,242	$ 198,250,000

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 9 - DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization is $552,107 and $396,248 at March 31, 2011 and December 31, 2010, respectively.

NOTE 10 - STOCK-BASED COMPENSATION

The Company follows the current guidance for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of  incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of March 31, 2011, a total of 4,795,400 options have been granted and 1,959,700 have been forfeited.

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

The following assumptions were used:

	Three Months Ended
	March 31,
	2011	2010

Risk-free interest rates	2.82%	3.16%
Expected lives (in years)	7.00	7.00
Expected dividend yield	0.00%	0.00%
Expected volatility	59.72%	56.90%

The computation of expected volatility during the three months ended March 31, 2011 and 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plan for the three months ended March 31, 2011 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned
	Exercise	Optioned	Contractual	Grant Date
	Price	Shares	Term in Years	Fair Value

Balance as of December 31, 2010	$22.93	2,884,100	-	$6.04
Expired	-	-	-	-
Granted	20.00	30,000	-	11.22
Exercised	-	-	-	-
Forfeited	22.50	(78,400)	-	9.97

Balance as of March 31, 2011	$22.91	2,835,700	-	$5.99

Exercisable as of March 31, 2011	$23.02	1,459,625	-	$4.51

Compensation expense associated with stock options for the three months ended March 31, 2011 and 2010 was $452,792 and $356,444, respectively, and is included in selling, general and administrative expenses in the statements of operations. At March 31, 2011 and 2010, the Company had 1,376,075 and 1,920,962 of nonvested stock option awards, respectively. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $3,645,000 at March 31, 2011.  Such amount is expected to be recognized over a period of 4 years from March 31, 2011.

Stock Warrants:  At March 31, 2011, the Company has outstanding warrants which entitle the holders to purchase an aggregate of 390,000 shares of common stock of the Company at an exercise price of $4.25 per share.

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

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Nonvested restricted shares outstanding
January 1, 2011	595,053	$9.90
Granted	352,250	11.13
Vested	(48,540)	9.25
Forfeited	(65,051)	11.64

Nonvested restricted shares outstanding
March 31, 2011	833,712	$10.32

Compensation / charitable contribution expense associated with restricted stock for the three months ended March 31, 2011 and 2010 was $869,310 and $337,357, respectively, and is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at March 31, 2011 was approximately $6,536,000. This amount is expected to be recognized over the next three years.

NOTE 11 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)
Net income (loss), attributable to
common shareholders	$2,789,482	$(7,237,518)

Basic
Weighted average shares outstanding:	36,406,830	8,243,748

Diluted
Shares issuable from the assumed conversion
of stock warrants	261,012	-
Shares issuable from the assumed conversion
of stock options	400	-

Total	36,668,242	8,243,748

Basic income (loss) per share	$.08	$(.88)

Diluted income (loss) per share	$.08	$(.88)

For the three months ended March 31, 2011 and 2010, 2,814,700 and 2,809,450, respectively, out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

Due to the net loss for the three month period ended March 31, 2010, 21,000 in-the-money stock options and 390,000 in-the-money stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)

Interest paid	$324,613	$4,342,194

Income taxes paid	$1,915,449	$1,613,838

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Month Period Ended
	March 31,
	2011	2010
	(unaudited)
Property and equipment additions financed
through accounts payable and accrued expenses	$2,660,532	$107,640

Option payable recorded against
additional paid in capital	$701,910	$2,499,990

Non-cash Multi-client asset recorded
as deferred revenue	$715,361	$-

Note payable related to purchase of business	$1,000,000	$-

NOTE 13 – SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months ended March 31, 2011 and 2010:

	As of and for the Three Month Period Ended March 31, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$39,040,502	$37,794,592	$-	$76,835,094
Segment income (loss)	$4,808,988	$7,893,642	$(9,913,148)	$2,789,482
Segment assets	$49,745,080	$213,860,498	$176,938,873	$440,544,451

	As of and for the Three Month Period Ended March 31, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$44,754,732	$15,906,464	$-	$60,661,196
Segment income (loss)	$(10,963,341)	$4,657,855	$(932,032)	$(7,237,518)
Segment assets	$63,108,132	$72,305,850	$164,666,329	$300,080,311

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

NOTE 15 – GUARANTEES OF REGISTERED SECURITIES

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 is as follows:

	As of March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$116,056,399	$28,799,177	$(34,099,254)	$110,756,322
Multi-client library, net	178,816,035	-	-	178,816,035
Property and equipment, net	119,876,713	2,685,479	-	122,562,192
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	20,389,956	(20,389,956)	-	-
Other non-current assets	28,361,958	47,944	-	28,409,902
TOTAL ASSETS	$463,502,160	$11,142,644	$(34,100,353)	$440,544,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$116,245,040	$35,604,586	$(34,099,254)	$117,750,372
Long-term debt and capital lease
obligations, net of current portion and
unamortized discount	215,375,672	-	-	215,375,672
Deferred income tax and other
non-current liabilities	1,447,228	-	-	1,447,228
TOTAL LIABILITIES	333,067,940	35,604,586	(34,099,254)	334,573,272

Stockholders' equity	130,434,220	(24,461,942)	(1,099)	105,971,179
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$463,502,160	$11,142,644	$(34,100,353)	$440,544,451

	As of December 31, 2010
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$116,600,714	$26,123,142	$(30,735,946)	$111,987,910
Multi-client library, net	145,896,355	-	-	145,896,355
Property and equipment, net	125,342,454	1,621,499	-	126,963,953
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	17,325,928	(17,325,928)	-	-
Other non-current assets	28,403,426	14,856	-	28,418,282
TOTAL ASSETS	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$98,383,785	$32,852,979	$(30,735,946)	$100,500,818
Long-term debt and capital lease
obligations, net of current portion and
unamortized discount	209,418,242	-	-	209,418,242
Deferred income tax and other
non-current liabilities	1,490,745	-	-	1,490,745
TOTAL LIABILITIES	309,292,772	32,852,979	(30,735,946)	311,409,805

Stockholders' equity	124,277,204	(22,419,410)	(1,099)	101,856,695
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$70,045,232	$8,342,442	$(1,552,580)	$76,835,094

Expenses:
Operating expenses	48,009,539	8,327,142	(1,261,309)	55,075,372
Selling, general and administrative expenses	9,362,151	1,940,938	(291,271)	11,011,818
Total expenses	57,371,690	10,268,080	(1,552,580)	66,087,190
Income (loss) from operations	12,673,542	(1,925,638)	-	10,747,904
Interest income (expense), net	(5,819,338)	12,218	-	(5,807,120)
Other income (expenses), net	834,195	(16,752)	-	817,443
Income (loss) before income taxes	7,688,399	(1,930,172)	-	5,758,227
Income tax expense	2,899,902	112,360	-	3,012,262
Income (loss) after income taxes	4,788,497	(2,042,532)	-	2,745,965
Net loss, attributable to noncontrolling interests	(43,517)	-	-	(43,517)
Net income (loss), attributable to common shareholders	$4,832,014	$(2,042,532)	$-	$2,789,482

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$43,388,785	$23,884,500	$(6,612,089)	$60,661,196

Expenses:
Operating expenses	41,269,942	23,911,480	(6,321,040)	58,860,382
Selling, general and administrative expenses	5,046,515	3,493,818	(291,049)	8,249,284
Total expenses	46,316,457	27,405,298	(6,612,089)	67,109,666
Loss from operations	(2,927,672)	(3,520,798)	-	(6,448,470)
Interest expense, net	(4,584,118)	-	-	(4,584,118)
Other income (expenses), net	359,186	(165,384)	-	193,802
Loss before income taxes	(7,152,604)	(3,686,182)	-	(10,838,786)
Income tax expense (benefit)	(3,632,872)	31,604	-	(3,601,268)
Net loss, attributable to common shareholders	$(3,519,732)	$(3,717,786)	$-	$(7,237,518)

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$52,603,258	$(1,856,319)	$-	$50,746,939
Net cash used in investing activities	(59,999,986)	(1,230,501)	-	(61,230,487)
Net cash provided by financing activities	3,107,549	-	-	3,107,549
Net decrease in cash and cash equivalents	$(4,289,179)	$(3,086,820)	$-	$(7,375,999)

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$22,806,945	$(1,851,211)	$-	$20,955,734
Net cash provided by (used in) investing activities	(28,910,007)	2,022,343	-	(26,887,664)
Net cash used in financing activities	(1,572,931)	-	-	(1,572,931)
Net increase (decrease) in cash and cash equivalents	$(7,675,993)	$171,132	$-	$(7,504,861)

NOTE 16 - SUBSEQUENT EVENTS

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q and our Financial Statements for the year ended December 31, 2010 included in our form 10-K (Commission file number: 001-34709).

Forward Looking Statements

                Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future events.  Such forward-looking statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other information currently available to management and believed to be appropriate. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources, and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our form 10-K (Commission file number: 001-34709) filed with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. We assume no obligation to update any such forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 (unaudited)

The following table sets forth our consolidated revenues for the period indicated:

	Three Month Period Ended
	March 31,
	(unaudited)
	2011		2010
(Amounts in millions)	Amount	%	Amount	%
Proprietary Services	$39.0	51%	$44.8	74%
Multi-client Services	37.8	49%	15.9	26%
Total	$76.8	100%	$60.7	100%

Revenues by US vs. International	Three Month Period Ended
	March 31,
	(unaudited)
	2011		2010
	Amount	%	Amount	%
United States	$41.2	54%	$19.4	32%
International	35.6	46%	41.3	68%
Total	$76.8	100%	$60.7	100%

Revenues. We recorded revenues of $76.8 million for the three months ended March 31, 2011 compared to $60.7 million for the same period ended in 2010, an increase of $16.1, or 27%.

We recorded revenues from Proprietary Services of $39.0 million for the three months ended March 31, 2011. Latin America represented $31.3 million of that revenue, an increase of $13.0 million from the corresponding period in 2010. This growth was driven by additional program activity in Colombia and Brazil.

Multi-client Services generated revenues of $37.8 million for the three months ended March 31, 2011 compared to $15.9 million for the same period of 2010, an increase of $21.9 million, or 138%.  The $37.8 million in Multi-client revenues included $10.4 million of late sale license revenue and $26.4 million of pre-commitment revenue. This compared to $4.3 million in late sales revenue and $11.6 million of pre-commitment revenue during the same period of 2010.  Pre-commitment revenues for the quarter were driven primarily by programs in the Baaken and Niobrara shales. Late sale revenues were driven by licenses to data across library assets including the Eagle Ford, Haynesville, Niobrara, and Baaken data sets.

The following table sets forth our consolidated Multi-client revenues for the period indicated:

	Three Month Period Ended
	March 31,
	2011	2010
Multi-client revenues	(unaudited)

Pre-commitments	$26.4	$11.6
Late sales	10.4	4.3
Subtotal	36.8	15.9
Non-cash data swaps	1.0	-
Total revenue	$37.8	$15.9

Operating expenses. Our operating expenses, excluding depreciation and amortization decreased by $18.2 million to $17.2 million for the three months ended March 31, 2011, a decrease of 51%. Operating expenses represented 22.5% of revenue for the first quarter of 2011 compared to 58.4% in the same period of 2010. The main reason for the decrease in operating cost is related to our Multi-client Service segment.  These costs are capitalized when incurred and later expensed through proportional performance in line with our Multi-client revenue recognition. In the three months ended March 31, 2011, the company’s capitalized Multi-client cash investments was $52.8 million compared to $25.3 million in the same period in 2010.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $2.4 million, or 30%, to $10.3 million for the three months ended March 31, 2011.  The majority of this increase is related to our compensation and employee benefits, which  increased by $2.1 million attributable to our increase in sales and marketing staff and an increase in our stock based compensation for the quarter ended March 31, 2011.

Depreciation and Amortization Expenses.  Total net depreciation and amortization expense increased by $15.6 million, or 85%, to $33.9 million for the three months ended March 31, 2011.  Our Multi-client amortization expense was $25.5 million for the three months ended March 31, 2011, representing a 68% effective amortization rate for the period.  Gross depreciation expense for the quarter ended March 31, 2011 was $12.6 million, of which, $4.7 million was capitalized in connection with our Multi-client investments resulting in a net depreciation expense of $7.9 million.  Some of our older equipment is becoming fully depreciated and capital investments have been less than our historical average.

The following table summarizes our depreciation and amortization for the three month periods ended:

	March 31,
	2011	2010
	(unaudited)

Gross depreciation expense	$12.6	$14.9
Less: capitalized depreciation for Multi-client library	4.7	5.5

Net depreciation expense	$7.9	$9.4

Amortization of intangibles expense	0.4	0.1
Multi-client amortization expense	25.5	8.7

Total net depreciation & amortization expense	$33.8	$18.2

Average Multi-client amortization rate
for the period	68%	55%

Interest Expense, Net. Interest expense, net, increased by $1.2 million, or 27%, to $5.8 million for the three months ended March 31, 2011, compared to $4.6 million for the same quarter of 2010.  The increase is a result of increases in borrowing costs from the issuance of $200 million, 10.5% senior notes.

Other Income (Expense), Net. Other income (expense), net, was a gain of $0.8 million for the three months ended March 31, 2011 compared to a gain of $0.2 million in the same quarter of 2010, a $0.6 million increase in income. The primary difference related to a foreign exchange gain in 2011 of $0.8 million compared to a loss of $0.2 million in the same period of 2010.   This was partially offset from an unrealized gain on a derivative instrument in the three months ended March 31, 2010 of $0.3 million versus nil in 2011.

Income Tax Expense (Benefit). Our income tax expense for the three months ended March 31, 2011 was $2.7 million compared to a benefit of $7.2 million in the same period of 2010. The effective income tax rate for the three months ended March 31, 2011 and 2010 was 52.3% and 33.2%, respectively. The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

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

	Three Month Period Ended
	March 31,
EBITDA	2011	2010
	(unaudited)
Net income (loss)	$2.8	$(7.2)
Add: depreciation (gross) (1)	12.6	14.8
Less: capitalized depreciation	4.7	5.5
Add: amortization of intangibles	.4	.1
Add: Multi-client amortization	25.5	8.7
Add: interest income expense, net	5.8	4.6
Add: income tax expense (benefit)	3.0	(3.6)
EBITDA	$45.4	$11.9

(1) Includes gain or loss from sale of fixed assets

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically from time to time as the need arises.

As of March 31, 2011, we had available liquidity as follows:

Three Month Period Ended
(Amounts in millions)	March 31,
(unaudited)
Available cash	$20.9
Undrawn borrowing capacity under Revolving Credit Facility	30.0
Net available liquidity	$50.9

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	Three Month Period Ended
	March 31,
(Amounts in millions)	2011	2010
	(unaudited)
Operating activities	$50.7	$21.0
Investing activities	(61.2)	(26.9)
Financing activities	3.1	(1.6)

Operating Activities. Net cash provided by operating activities was $50.7 million for the three months ended March 31, 2011 compared to $21.0 million for the same period ended 2010, an increase of $29.7 million. The increase was largely driven by changes in depreciation and amortization expenses, which increased by $14.8 million along with an increase in deferred revenue which increased by $16.8 million.

Investing Activities. Net cash used in investing activities was $61.2 million for the three months ended March 31, 2011 compared to $26.9 million for the same period ended 2010, an increase of $34.3 million. The increase was primarily the result of increased investment in our Multi-client library.  The following table sets forth our investment in our Multi-client library for the period indicated:

	Three Month Period Ended
	March 31,
Multi-client investment (period)	2011	2010
	(unaudited)
Cash	$52.8	$25.3
Capitalized depreciation (1)	4.7	5.5
Non-cash data swaps	1.0	-
Total	58.5	30.8

Investment (cumulative)
Cash	$283.0	$84.9
Capitalized depreciation (1)	31.8	12.2
Non-cash data swaps	20.0	8.9
Total	$334.8	$106.0

Cumulative amortization	156.0	46.5
Multi-client net book value	$178.8	$59.5

(1)	Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.

Financing Activities. Net cash provided by financing activities was $3.1 million in the three months ended March 31, 2011 compared to net cash used in financing activities of $1.6 million in the three months ended March 31, 2010, an increase of $4.7 million. The increase is primarily the result of our net proceeds on our revolving credit facility of $5.0 million.

Capital Resources  On April 30, 2010, we completed the closing of a new revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2011 were $66.6 million consisting of purchases of property and equipment of $8.2 million and investments in our Multi-client library of $58.4 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of March 31, 2011:

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
(Amounts in millions)
Debt obligations	$221.7	$0.9	$20.4	$0.4	$200.0
Operating lease obligations	1.8	1.0	0.6	0.2	0.0
Option payable (1)	0.7	0.7	0.0	0.0	0.0
	$224.2	$2.6	$21.0	$0.6	$200.0

(1) Represents an option to purchase from a former employee 46,794 shares of common stock at $15 per share

Off Balance Sheet Arrangements

        We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of March 31, 2011 was approximately $278 million ($144 million Multi-client pre-commitments; $134 million Proprietary Services) compared to $145 million as of March 31, 2010. Backlog as of December 31, 2010 was approximately $265 million.

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

        We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the three months ended March 31, 2011, approximately 37% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange gain of $0.8 million, or 1% of revenues. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors included in our form 10-K (Commission file number: 001-34709).

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: May 6, 2011	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Authorized Officer)

Date: May 6, 2011	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)