Form 10-Q
period 2011-06-30
Global Geophysical Services Inc
filed 2011-08-10
CIK 1311486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes     [X]          No     [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     [X]          No     [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes     [  ]          No     [X]

At August 10, 2011, there were 36,727,279 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,153,158	$28,237,302
Restricted cash investments	5,684,222	2,443,857
Accounts receivable, net	82,978,305	69,509,391
Income and other taxes receivable	6,666,278	6,954,864
Prepaid expenses and other current assets	8,083,668	4,842,496
TOTAL CURRENT ASSETS	116,565,631	111,987,910

MULTI-CLIENT LIBRARY, net	207,011,410	145,896,355

PROPERTY AND EQUIPMENT, net	116,718,871	126,963,953

GOODWILL	12,380,964	12,380,964

INTANGIBLE ASSETS, net	8,969,191	7,870,811

DEFERRED TAX ASSET	1,092,942	2,031,048

OTHER	6,133,174	6,135,459

TOTAL ASSETS	$468,872,183	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$42,601,593	$44,058,306
Current portion of long-term debt	5,517,641	3,344,261
Current portion of capital lease obligations	3,857,760	-
Income and other taxes payable	2,810,471	5,601,356
Deferred revenue	57,753,385	47,496,895
TOTAL CURRENT LIABILITIES	112,540,850	100,500,818

LONG-TERM DEBT, net of current portion and unamortized discount	244,037,270	209,418,242

CAPITAL LEASE OBLIGATIONS, net of current portion	2,876,929	-

NONCONTROLLING INTERESTS	1,596,906	1,490,745

TOTAL LIABILITIES	361,051,955	311,409,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, authorized 100,000,000 shares, 46,000,065 and 45,586,215 issued and 36,420,960 and 36,142,985 outstanding at June 30, 2011 and December 31, 2010, respectively	460,001	455,862
Additional paid-in capital	242,536,569	239,248,935
Accumulated deficit	(38,771,194)	(42,145,755)
	204,225,376	197,559,042
Less: treasury stock, at cost, 9,579,105 and 9,443,230 shares at June 30, 2011 and December 31, 2010, respectively	96,405,148	95,702,347
TOTAL STOCKHOLDERS’ EQUITY	107,820,228	101,856,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,872,183	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

REVENUES	$85,300,683	$40,110,189	$162,135,777	$100,771,385

OPERATING EXPENSES	65,998,958	39,216,264	121,074,330	97,977,655

GROSS PROFIT	19,301,725	893,925	41,061,447	2,793,730

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	11,224,602	11,777,991	22,236,420	20,027,275

INCOME (LOSS) FROM OPERATIONS	8,077,123	(10,884,066)	18,825,027	(17,233,545)

OTHER INCOME (EXPENSE)
Interest expense, net	(6,283,336)	(5,425,185)	(12,090,456)	(10,009,303)
Foreign exchange gain (loss)	883,777	49,983	1,701,323	(166,251)
Loss on extinguishment of debt	-	(6,035,841)	-	(6,035,841)
Other income (expense)	-	(3,227)	(103)	307,818
TOTAL OTHER EXPENSE	(5,399,559)	(11,414,270)	(10,389,236)	(15,903,577)

INCOME (LOSS) BEFORE INCOME TAXES	2,677,564	(22,298,336)	8,435,791	(33,137,122)

INCOME TAX EXPENSE (BENEFIT)	1,942,807	(10,233,938)	4,955,069	(13,835,206)

INCOME (LOSS) AFTER INCOME TAXES	734,757	(12,064,398)	3,480,722	(19,301,916)

NET INCOME, attributable to noncontrolling interests	149,678	-	106,161	-

NET INCOME (LOSS), attributable to common shareholders	$585,079	$(12,064,398)	$3,374,561	$(19,301,916)

INCOME (LOSS) PER COMMON SHARE
Basic	$.02	$(.41)	$.09	$(1.02)
Diluted	$.02	$(.41)	$.09	$(1.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	36,431,461	29,503,545	36,419,711	18,930,315
Diluted	36,748,933	29,503,545	36,725,632	18,930,315

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$3,374,561	$(19,301,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	76,729,063	52,256,839
Capitalized depreciation for Multi-client library	(9,198,178)	(12,034,175)
Amortization of debt issuance costs	634,873	438,277
Loss on extinguishment of debt	-	6,035,841
Noncontrolling interests	106,161	-
Stock-based compensation	2,482,534	1,461,115
Non-cash charitable contribution	103,189	-
Non-cash revenue from Multi-client data exchange	(1,057,475)	(586,932)
Deferred tax expense (benefit)	938,106	(3,826,131)
Unrealized gain on derivative instrument	-	(331,163)
Gain on disposal of property and equipment	(1,113,193)	(98,991)
Effects of changes in operating assets and liabilities:
Accounts receivable, net	(13,468,914)	36,109,869
Prepaid expenses and other current assets	(3,241,172)	7,820,716
Other assets	(313,560)	698,340
Accounts payable and accrued expenses	(3,890,541)	(6,061,754)
Deferred revenue	9,625,306	3,074,908
Income and other taxes receivable	288,586	(11,978,395)
Income and other taxes payable	(2,790,885)	(398,832)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,208,461	53,277,616

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,531,803)	(3,579,483)
Investment in Multi-client library	(102,083,403)	(65,602,867)
Change in restricted cash investments	(3,240,365)	1,425,344
Purchase of business	(1,000,000)	-
Proceeds from the sale of property and equipment	9,067,168	152,398
NET CASH USED IN INVESTING ACTIVITIES	(108,788,403)	(67,604,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	5,066,526	194,018,000
Principal payments on long-term debt	(3,093,146)	(169,890,253)
Net proceeds on revolving credit facility	33,500,000	-
Debt issuance costs	-	(5,922,307)
Principal payments on capital lease obligations	(980,831)	(2,063,018)
Purchase of treasury stock	(702,801)	(1,250,250)
Issuances of stock, net	706,050	76,433,437
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,495,798	91,325,609

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,084,144)	76,998,617

CASH AND CASH EQUIVALENTS, beginning of period	28,237,302	17,026,865

CASH AND CASH EQUIVALENTS, end of period	$13,153,158	$94,025,482

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional			Total
	Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Capital	Stock	Deficit	Equity

Balances at December 31, 2010	$455,862	$239,248,935	$(95,702,347)	$(42,145,755)	$101,856,695

Issuance of common stock	4,139	-	-	-	4,139

Compensation expense associated with stock grants	-	2,482,534	-	-	2,482,534

Charitable contribution expense associated with stock grant	-	103,189	-	-	103,189
		.
Put option liability	-	701,911	-	-	701,911

Purchase of treasury stock	-	-	(702,801)	-	(702,801)

Net income	-	-	-	3,374,561	3,374,561

Balances at June 30, 2011	$460,001	$242,536,569	$(96,405,148)	$(38,771,194)	$107,820,228

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

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash investments:

	June 30,	December 31,
	2011	2010
	(unaudited)

Pledged for letters of credit	$5,684,222	$2,443,857

	$5,684,222	$2,443,857

Prepaid expenses and other current assets:

	June 30,	December 31,
	2011	2010
	(unaudited)

Mobilization costs, net	$5,236,683	$1,368,858

Prepaid expenses and other current assets	1,926,985	923,638

Note receivable, current portion	920,000	2,550,000

	$8,083,668	$4,842,496

Accounts receivable net:

	June 30,	December 31,
	2011	2010
	(unaudited)

Accounts receivable, net	$48,027,810	$47,775,478

Unbilled	38,435,107	25,218,525

Allowance for doubtful accounts	(3,484,612)	(3,484,612)

	$82,978,305	$69,509,391

The Company sometimes experiences disagreements or disputes with customers relating to the Company's charges. As of June 30, 2011, the Company had disputes with certain customers which relate to charges for the Company's services. Included in accounts receivable at June 30, 2011 are net receivables of approximately $4,800,000 related to such disputes. If the amount ultimately recovered with respect to any of these disputes is less than the revenue previously recorded, the difference will be recorded as an expense. None of these are expected to have a materially adverse effect on the Company's earnings. Bad debt expense for the three months ended June 30, 2011 and 2010 was $0 and $3,004,682, respectively, and $0 and $3,004,682 for the six months ended June 30, 2011 and 2010, respectively.

Other:

	June 30,	December 31,
	2011	2010
	(unaudited)

Debt issuance costs, net	$5,210,214	$5,526,060

Other	922,960	609,399

	$6,133,174	$6,135,459

NOTE 3 - MULTI-CLIENT SERVICES LIBRARY

Multi-client Services library consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Multi-client library, at cost	$389,342,826	$276,372,586

Less: accumulated amortization	182,331,416	130,476,231

Multi-client library, net	$207,011,410	$145,896,355

Amortization expense for the three months ended June 30, 2011 and 2010 was $26,344,609 and $14,242,685, respectively, and $51,855,185 and $22,934,984 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Machinery and equipment	$303,625,379	$300,785,427
Computers and software	12,778,386	10,134,094
Buildings	11,721,548	11,721,548
Boats	7,174,287	7,174,287
Land	2,035,153	2,035,153
Furniture and fixtures	215,854	138,976
	337,550,607	331,989,485
Less: accumulated depreciation	235,876,147	214,156,447
	101,674,460	117,833,038
Construction in process	15,044,411	9,130,915

Property and equipment, net	$116,718,871	$126,963,953

The following tables represent an analysis of depreciation expense:

	Three Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$11,350,594	$14,102,244
Less: capitalized depreciation for Multi-client library	4,531,464	6,562,358

Net depreciation expense	$6,819,130	$7,539,886

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$23,972,258	$29,029,489
Less: capitalized depreciation for Multi-client library	9,198,178	12,034,175

Net depreciation expense	$14,774,080	$16,995,314

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Customer list	$3,959,000	$3,934,000
Trademark	1,435,000	1,191,000
Patents	2,181,853	450,853
Non-compete agreements	865,539	865,539
Intellectual property	2,901,163	2,901,163
	11,342,555	9,342,555
Less: accumulated amortization	2,373,364	1,471,744
	8,969,191	7,870,811
Goodwill	12,380,964	12,380,964

Total goodwill and other intangibles	$21,350,155	$20,251,775

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended June 30, 2011 and 2010 was $456,656 and $146,183, respectively, and $901,620 and $292,366 for the six months ended June 30, 2011 and 2010, respectively.

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

The effective income tax rate for the six months ended June 30, 2011 and 2010 was 58.7% and 41.8%, respectively.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable. As of June 30, 2011, the Company is in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization is $712,093 and $396,248 at June 30, 2011 and December 31, 2010, respectively.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provided for borrowings of up to $50.0 million. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company is able to prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of June 30, 2011, the Company is in compliance with all respective covenants.

On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms.

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

Promissory Notes: In April 2011, in exchange for insurance services provided, the Company issued two negotiable promissory notes for $1,360,642 and $512,005 at interest rates of 3.05% and 3.19% per annum, respectively. The notes are due March 21, 2012 and January 8, 2012, respectively. In June 2011, the Company issued three promissory notes to three financial institutions in Colombia for $3,193,880 at interest rates ranging from 6.7% to 7.2%. The notes are due in August 2011.

Letter of Credit Facility:  In February 2007, the Company entered into a $10 million revolving line of credit which is secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of June 30, 2011 and December 31, 2010, the letters of credit outstanding were $5,159,061 and $2,432,700, respectively.

Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Senior notes	$200,000,000	$200,000,000
Revolving credit facility	48,500,000	15,000,000
Promissory notes	4,691,880	3,344,261
Notes payable - insurance	1,625,761	-
	254,817,641	218,344,261
Less: unamortized discount	5,262,730	5,581,758
	249,554,911	212,762,503
Less: current portion	5,517,641	3,344,261

Long-term debt, net of current portion and unamortized discount	$244,037,270	$209,418,242

NOTE 8 – CAPITAL LEASE

In April 2011, the Company entered into a sale and leaseback transaction for certain seismic equipment that is accounted for as a capital lease, with an interest rate of 5.25% per year. The Company received proceeds of $7,715,520 and will make monthly payments until the maturity date of May 2013. The balance as of June 30, 2011 is $6,734,689.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows current guidance as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2011 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the fair value of the Company’s financial assets and liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$194,737,270	$215,000,000	$194,418,242	$198,250,000

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

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of  incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of June 30, 2011, a total of 4,830,400 options have been granted and 2,068,200 have been forfeited.

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

The following assumptions were used:

	Six Months Ended
	June 30,
	2011	2010

Risk-free interest rates	2.68%	3.05%
Expected lives (in years)	7.00	7.00
Expected dividend yield	0.00%	0.00%
Expected volatility	59.08%	59.09%

The computation of expected volatility during the three and six months ended June 30, 2011 and 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plan for the six months ended June 30, 2011 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned
	Exercise	Optioned	Contractual	Grant Date
	Price	Shares	Term in Years	Fair Value

Balance as of December 31, 2010	$22.93	2,884,100		$6.04
Expired	-	-		-
Granted	21.92	65,000		13.49
Exercised	-	-		-
Forfeited	22.79	(186,900)		10.40

Balance as of June 30, 2011	$22.92	2,762,200	7.17	$5.92

Exercisable as of June 30, 2011	$23.03	1,823,250	7.00	$4.29

Compensation expense associated with stock options for the three months ended June 30, 2011 and 2010 was $456,787 and $405,541, respectively, and $909,579 and $761,985 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the statements of operations. At June 30, 2011 and 2010, the Company had 938,950 and 1,614,650 of nonvested stock option awards, respectively. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $3,625,000 at June 30, 2011.  Such amount is expected to be recognized over a period of 4 years from June 30, 2011.

Stock Warrants:  At June 30, 2011, the Company has outstanding warrants which entitle the holders to purchase an aggregate of 390,000 shares of common stock of the Company at an exercise price of $4.25 per share. These warrants were subsequently exercised in July 2011,

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable.

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding December 31, 2010	595,053	$9.90
Granted	411,100	11.78
Vested	(99,573)	8.94
Forfeited	(89,081)	11.76

Nonvested restricted shares outstanding June 30, 2011	817,499	$10.76

Compensation / charitable contribution expense associated with restricted stock for the three months ended June 30, 2011 and 2010 was $806,835 and $361,772, respectively, and $1,676,144 and $699,130 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at June 30, 2011 was approximately $6,392,000. This amount is expected to be recognized over the next three years.

NOTE 11 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss), attributable to common shareholders	$585,079	$(12,064,398)	$3,374,561	$(19,301,916)

Basic
Weighted average shares outstanding:	36,431,461	29,503,545	36,419,711	18,930,315

Diluted
Shares issuable from the assumed conversion of stock warrants	287,241	-	275,690	-
Shares issuable from the assumed conversion of stock options	30,231	-	30,231	-

Total	36,748,933	29,503,545	36,725,632	18,930,315

Basic income (loss) per share	$.02	$(.41)	$.09	$(1.02)

Diluted income (loss) per share	$.02	$(.41)	$.09	$(1.02)

For the three and six months ended June 30, 2011 and 2010, 2,104,300 and 2,894,300, respectively, out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

Due to the net loss for the three months and six months ended June 30, 2010, 390,000 in-the-money stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Interest paid	$11,324,874	$5,727,724

Income taxes paid	$4,016,963	$2,779,435

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Property and equipment additions financed through accounts payable and accrued expenses	$2,433,828	$1,282,467

Option payable recorded against additional paid in capital	$-	$701,910

Property and equipment sale financed through note receivable	$920,000	$-

Non-cash Multi-client asset recorded as deferred revenue	$631,184	$-

Note payable related to purchase of business	$1,000,000	$-

Original issue discount on notes payable	$-	$5,982,000

NOTE 13 – SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months and six months ended June 30, 2011 and 2010:

	As of and for the Three Month Period Ended June 30, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$46,448,893	$38,851,790	$-	$85,300,683
Income (loss) before income taxes	$2,091,431	$8,159,593	$(7,573,460)	$2,677,564
Income tax expense (benefit)	$2,179,265	$-	$(236,458)	$1,942,807
Net income, attributable to noncontrolling interests	$-	$-	$149,678	$149,678
Net income (loss), attributable to common shareholders	$(87,834)	$8,159,593	$(7,486,680)	$585,079
Total assets	$62,598,987	$239,483,868	$166,789,328	$468,872,183

	As of and for the Three Month Period Ended June 30, 2010 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$16,361,054	$23,749,135	$-	$40,110,189
Income (loss) before income taxes	$(12,067,794)	$5,256,242	$(15,486,784)	$(22,298,336)
Income tax expense (benefit)	$1,014,288	$-	$(11,248,226)	$(10,233,938)
Net income (loss), attributable to common shareholders	$(13,082,082)	$5,256,242	$(4,238,558)	$(12,064,398)
Total assets	$47,580,589	$105,934,671	$238,460,714	$391,975,974

	As of and for the Six Month Period Ended June 30, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$85,489,395	$76,646,382	$-	$162,135,777
Income (loss) before income taxes	$8,359,309	$16,053,236	$(15,976,754)	$8,435,791
Income tax expense	$3,638,155	$-	$1,316,914	$4,955,069
Net income, attributable to noncontrolling interests	$-	$-	$106,161	$106,161
Net income (loss), attributable to common shareholders	$4,721,154	$16,053,236	$(17,399,829)	$3,374,561
Total assets	$62,598,987	$239,483,868	$166,789,328	$468,872,183

	As of and for the Six Month Period Ended June 30, 2010 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$61,115,786	$39,655,599	$-	$100,771,385
Income (loss) before income taxes	$(22,090,328)	$9,914,097	$(20,960,891)	$(33,137,122)
Income tax expense (benefit)	$1,955,095	$-	$(15,790,301)	$(13,835,206)
Net income (loss), attributable to common shareholders	$(24,045,423)	$9,914,097	$(5,170,590)	$(19,301,916)
Total assets	$47,580,589	$105,934,671	$238,460,714	$391,975,974

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 is as follows:

	As of June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$118,105,023	$39,483,240	$(41,022,632)	$116,565,631
Multi-client library, net	207,011,410	-	-	207,011,410
Property and equipment, net	114,208,263	2,510,608	-	116,718,871
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	26,494,436	(26,494,436)	-	-
Other non-current assets	28,522,325	53,946	-	28,576,271
TOTAL ASSETS	$494,342,556	$15,553,358	$(41,023,731)	$468,872,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$111,504,480	$42,059,002	$(41,022,632)	$112,540,850
Long-term debt and capital lease obligations, net of current portion and unamortized discount	246,914,199	-	-	246,914,199
Deferred income tax and other non-current liabilities	1,596,906	-	-	1,596,906
TOTAL LIABILITIES	360,015,585	42,059,002	(41,022,632)	361,051,955

Stockholders' equity	134,326,971	(26,505,644)	(1,099)	107,820,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,342,556	$15,553,358	$(41,023,731)	$468,872,183

	As of December 31, 2010
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$116,600,714	$26,123,142	$(30,735,946)	$111,987,910
Multi-client library, net	145,896,355	-	-	145,896,355
Property and equipment, net	125,342,454	1,621,499	-	126,963,953
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	17,325,928	(17,325,928)	-	-
Other non-current assets	28,403,426	14,856	-	28,418,282
TOTAL ASSETS	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$98,383,785	$32,852,979	$(30,735,946)	$100,500,818
Long-term debt and capital lease obligations, net of current portion and unamortized discount	209,418,242	-	-	209,418,242
Deferred income tax and other non-current liabilities	1,490,745	-	-	1,490,745
TOTAL LIABILITIES	309,292,772	32,852,979	(30,735,946)	311,409,805

Stockholders' equity	124,277,204	(22,419,410)	(1,099)	101,856,695
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

	Three Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$70,292,940	$16,900,113	$(1,892,370)	$85,300,683

Expenses:
Operating expenses	51,838,060	15,834,572	(1,673,674)	65,998,958
Selling, general and administrative expenses	8,804,205	2,639,093	(218,696)	11,224,602
Total expenses	60,642,265	18,473,665	(1,892,370)	77,223,560
Income (loss) from operations	9,650,675	(1,573,552)	-	8,077,123
Interest expense, net	(6,282,684)	(652)	-	(6,283,336)
Other income, net	649,652	234,125	-	883,777
Income (loss) before income taxes	4,017,643	(1,340,079)	-	2,677,564
Income tax expense	1,239,184	703,623	-	1,942,807
Income (loss) after income taxes	2,778,459	(2,043,702)	-	734,757
Net income, attributable to noncontrolling interests	149,678	-	-	149,678
Net income (loss), attributable to common shareholders	$2,628,781	$(2,043,702)	$-	$585,079

	Three Month Period Ended June 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$40,967,182	$3,190,744	$(4,047,737)	$40,110,189

Expenses:
Operating expenses	37,896,427	5,067,552	(3,747,715)	39,216,264
Selling, general and administrative expenses	10,020,457	2,057,556	(300,022)	11,777,991
Total expenses	47,916,884	7,125,108	(4,047,737)	50,994,255
Loss from operations	(6,949,702)	(3,934,364)	-	(10,884,066)
Interest (expense) income, net	(5,425,205)	20	-	(5,425,185)
Other expenses, net	(5,969,425)	(19,660)	-	(5,989,085)
Loss before income taxes	(18,344,332)	(3,954,004)	-	(22,298,336)
Income tax expense (benefit)	(10,964,538)	730,600	-	(10,233,938)
Net loss, attributable to common shareholders	$(7,379,794)	$(4,684,604)	$-	$(12,064,398)

	Six Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$140,338,172	$25,242,555	$(3,444,950)	$162,135,777

Expenses:
Operating expenses	99,847,599	24,161,714	(2,934,983)	121,074,330
Selling, general and administrative expenses	18,166,356	4,580,031	(509,967)	22,236,420
Total expenses	118,013,955	28,741,745	(3,444,950)	143,310,750
Income (loss) from operations	22,324,217	(3,499,190)	-	18,825,027
Interest (expense) income, net	(12,102,022)	11,566	-	(12,090,456)
Other income, net	1,483,847	217,373	-	1,701,220
Income (loss) before income taxes	11,706,042	(3,270,251)	-	8,435,791
Income tax expense	4,139,086	815,983	-	4,955,069
Income (loss) after income taxes	7,566,956	(4,086,234)	-	3,480,722
Net income, attributable to noncontrolling interests	106,161	-	-	106,161
Net income (loss), attributable to common shareholders	$7,460,795	$(4,086,234)	$-	$3,374,561

	Six Month Period Ended June 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$84,355,967	$27,075,244	$(10,659,826)	$100,771,385

Expenses:
Operating expenses	79,067,379	28,979,031	(10,068,755)	97,977,655
Selling, general and administrative expenses	15,066,971	5,551,375	(591,071)	20,027,275
Total expenses	94,134,350	34,530,406	(10,659,826)	118,004,930
Loss from operations	(9,778,383)	(7,455,162)	-	(17,233,545)
Interest (expense) income, net	(10,009,323)	20	-	(10,009,303)
Other income (expenses), net	(5,709,230)	(185,044)	-	(5,894,274)
Loss before income taxes	(25,496,936)	(7,640,186)	-	(33,137,122)
Income tax expense (benefit)	(14,597,410)	762,204	-	(13,835,206)
Net loss, attributable to common shareholders	$(10,899,526)	$(8,402,390)	$-	$(19,301,916)

	Six Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$61,736,979	$(2,528,518)	$-	$59,208,461
Net cash used in investing activities	(108,280,554)	(507,849)	-	(108,788,403)
Net cash provided by financing activities	34,495,798	-	-	34,495,798
Net decrease in cash and cash equivalents	$(12,047,777)	$(3,036,367)	$-	$(15,084,144)

	Six Month Period Ended June 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$54,518,103	$(1,240,487)	$-	$53,277,616
Net cash (used in) provided by investing activities	(69,626,951)	2,022,343	-	(67,604,608)
Net cash used in financing activities	91,325,609	-	-	91,325,609
Net increase in cash and cash equivalents	$76,216,761	$781,856	$-	$76,998,617

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Three Month Period Ended
	June 30,
Revenues by Service	(unaudited)
	2011		2010
	Amount	%	Amount	%
Proprietary Services	$46.4	54%	$16.4	41%
Multi-client Services	38.9	46%	23.7	59%
Total	$85.3	100%	$40.1	100%

	Three Month Period Ended
	June 30,
Revenues by Area	(unaudited)
	2011		2010
	Amount	%	Amount	%
United States	$42.8	50%	$26.5	66%
International	42.5	50%	13.6	34%
Total	$85.3	100%	$40.1	100%

Revenues. We recorded revenues of $85.3 million for the three months ended June 30, 2011 compared to $40.1 million for the same period ended in 2010, an increase of $45.2, or 113%.

We recorded revenues from Proprietary Services of $46.4 million for the three months ended June 30, 2011, compared to $16.4 million for the same period in 2010, an increase of $30.0 million, or 183%. Latin America represented $36.5 million of that revenue, an increase of $27.9 million from the corresponding period in 2010. This growth was driven by additional program activity in Colombia and Brazil.

Multi-client Services generated revenues of $38.9 million for the three months ended June 30, 2011 compared to $23.7 million for the same period of 2010, an increase of $15.2 million, or 64%.  The $38.9 million in Multi-client Services revenues included $7.2 million of late sale revenues and $31.6 million of pre-commitment revenues. This compared to $0.5 million in late sales revenues and $22.9 million of pre-commitment revenues during the same period of 2010.  Late sales revenues for the quarter were primarily driven by licenses to data sets in the Eagle-Ford, Bakken and Haynesville shale plays.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Three Month Period Ended
	June 30,
	2011	2010
	(unaudited)
Multi-client revenues
Pre-commitments	$31.6	$22.9
Late sales	7.2	.5
Subtotal	38.8	23.4
Non-cash data swaps	.1	.3
Total revenue	$38.9	$23.7

Operating expenses. Operating expenses, excluding depreciation and amortization increased by $17.4 million to $28.5 million for the three months ended June 30, 2011, an increase of 157%.  The primary increases to cost were compensation and benefits up by $4.7 million, subcontractor cost up by $7.0 million, reimbursable cost up by $1.3 million and material and supplies up by $1.9 million from the ramp up in costs on new projects in our International areas for the three months ended June 30, 2011 versus the same period in 2010.  These increases to cost were in line with the increases in revenues from our Proprietary Services.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, decreased by $0.8 million, or 7%, to $10.6 million for the three months ended June 30, 2011.  The bad debt expense for the three months ended June 30, 2011 was nil, compared to $3.0 million in the same period of 2010.  This decrease in SG&A cost of $3.0 million was offset by the increased cost for the quarter ended June 30, 2011 related to our expanded sales and marketing staff, increased accounting and administrative costs associated with being a publicly traded company, and increases in our stock based compensation.

Depreciation and Amortization Expenses.  Total net depreciation and amortization expense increased by $11.8 million, or 54%, to $33.8 million for the three months ended June 30, 2011.  The Multi-client Services amortization expense was $26.4 million for the three months ended June 30, 2011, representing a 68% effective amortization rate for the period.  Gross depreciation expense for the quarter ended June 30, 2011 was $11.4 million, of which, $4.5 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $6.9 million.  Some of our older equipment is becoming fully depreciated and capital investments have been less than our historical average.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Three Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$11.4	$14.1
Less: capitalized depreciation for Multi-client library	4.5	6.5

Net depreciation expense	$6.9	$7.6

Amortization of intangibles expense	0.5	0.2
Multi-client amortization expense	26.4	14.2

Total net depreciation & amortization expense	$33.8	$22.0

Average Multi-client amortization rate for the period	68%	60%

Interest Expense, Net. Interest expense, net, increased by $0.9 million, or 17%, to $6.3 million for the three months ended June 30, 2011, compared to $5.4 million for the same quarter of 2010.  The increases to interest expense relates to our borrowing costs from the issuance of $200 million, 10.5% senior notes and from our borrowings against the revolving line of credit.

Other Income (Expense), Net. Other income (expense), net, was a gain of $0.9 million for the three months ended June 30, 2011 compared to a loss of $6.0 million in the same quarter of 2010, a $6.9 million increase in income. We recorded a foreign exchange gain in the second quarter of 2011 for $0.9 million compared to a gain of $0.1 million in the same period of 2010, resulting in an overall increase to income for $0.8 million. During the three months ended June 30, 2010, we recorded a loss on the extinguishment of our prior debt for $6.0 million, compared to nil in the same period of 2011.

Income Tax Expense (Benefit). Our income tax expense for the three months ended June 30, 2011 was $1.9 million compared to a benefit of $10.2 million in the same period of 2010. The effective income tax rate for the three months ended June 30, 2011 and 2010 was adjusted to reflect the effective tax rate of 59% and 42%, respectively for the six months ended June 30, 2011 and 2010. The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Six Month Period Ended
	June 30,
Revenues by Service	(unaudited)
	2011		2010
	Amount	%	Amount	%
Proprietary Services	$85.5	53%	$61.1	61%
Multi-client Services	76.6	47%	39.7	39%
Total	$162.1	100%	$100.8	100%

	Six Month Period Ended
	June 30,
Revenues by Area	(unaudited)
	2011		2010
	Amount	%	Amount	%
United States	$84.0	52%	$45.9	46%
International	78.1	48%	54.9	54%
Total	$162.1	100%	$100.8	100%

Revenues. We recorded revenues of $162.1 million for the six months ended June 30, 2011 compared to $100.8 million for the same period ended in 2010, an increase of $61.3, or 61%.

We recorded revenues from Proprietary Services of $85.5 million for the six months ended June 30, 2011, compared to $61.1 million for the same period in 2010, an increase of $24.4 million, or 40%. Latin America represented $67.8 million of that revenue, an increase of $41.0 million from the corresponding period in 2010. This growth was driven by additional program activity in Colombia and Brazil.

Multi-client Services generated revenues of $76.6 million for the six months ended June 30, 2011 compared to $39.7 million for the same period of 2010, an increase of $36.9 million, or 93%.  The $76.6 million in Multi-client Services revenues included $17.6 million of late sale revenues and $58.0 million of pre-commitment revenues. This compared to $4.8 million in late sales revenues and $34.5 million of pre-commitment revenues during the same period of 2010.  Late sales revenues for the year were primarily driven by licenses to data sets in the Eagle-Ford, Bakken and Haynesville shale plays.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)
Multi-client revenues
Pre-commitments	$58.0	$34.5
Late sales	17.6	4.8
Subtotal	75.6	39.3
Non-cash data swaps	1.1	.3
Total revenue	$76.6	$39.7

Operating expenses. Operating expenses, excluding depreciation and amortization decreased by $0.7 million to $45.8 million for the six months ended June 30, 2011, a decrease of 2%.  The increases for the six months ended June 30, 2011 are primarily related to the start-up cost associated with new projects in our International areas.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $1.5 million, or 8%, to $20.8 million for the six months ended June 30, 2011.  The SG&A cost increases relate to our expanded sales and marketing staff, increased accounting and administrative costs, associated with being a publicly traded company, and increases in our stock based compensation for the six month ended June 30, 2011.  This was slightly offset from bad debt expense of $3.0 million recorded in the same period of 2010 versus nil in 2011.

Depreciation and Amortization Expenses.  Total net depreciation and amortization expense increased by $27.4 million, or 68%, to $67.6 million for the six months ended June 30, 2011.  The Multi-client Services amortization expense was $51.9 million for the six months ended June 30, 2011, representing a 68% effective amortization rate compared to a 58% rate during the same period of 2010.  Gross depreciation expense for the six months ended June 30, 2011 was $24.0 million, of which, $9.2 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $14.8 million.  Some of our older equipment is becoming fully depreciated and capital investments have been less than our historical average.

The following table summarizes our depreciation and amortization for the six month period ended (amounts in millions):

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$24.0	$29.0
Less: capitalized depreciation for Multi-client library	9.2	12.0

Net depreciation expense	$14.8	$17.0

Amortization of intangibles expense	0.9	0.3
Multi-client amortization expense	51.9	22.9

Total net depreciation & amortization expense	$67.6	$40.2

Average Multi-client amortization rate for the period	68%	58%

Interest Expense, Net. Interest expense, net, increased by $2.1 million, or 21%, to $12.1 million for the six months ended June 30, 2011, compared to $10.0 million for the same quarter of 2010.  The increases to interest expense relates to our borrowing costs from the issuance of $200 million, 10.5% senior notes and from our borrowings against the revolving line of credit.

Other Income (Expense), Net. Other income (expense), net, was a gain of $1.7 million for the six months ended June 30, 2011 compared to a loss of $5.9 million in the same quarter of 2010, a $7.6 million increase in income. We recorded a foreign exchange gain for the six months ended June 30, 2011 for $1.7 million, compared to a loss of $0.2 million during the same period of 2010, resulting in an overall increase to income for $1.9 million. During the six months ended June 30, 2010, we recorded a loss on the extinguishment of our prior debt for $6.0 million, compared to nil in the same period of 2011.

Income Tax Expense (Benefit). Our income tax expense for the six months ended June 30, 2011 was $5.0 million compared to a benefit of $13.8 million in the same period of 2010. The effective income tax rate for the six months ended June 30, 2011 and 2010 was approximately 59% and 42%, respectively. The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

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

Table 2: Calculation of EBIT and EBTIDA (non-GAAP measures) (1)

	Three Month Period Ended				Six Month Period Ended
	June 30,				June 30,
	2011		2010		2011		2010
	(unaudited)				(unaudited)
	Amount	Per Share(3)	Amount	Per Share(3)	Amount	Per Share(3)	Amount	Per Share(3)
UNAUDITED
Net Income (Loss), attributable to common share holders	$585,079	$.02	$(12,064,398)	$(.41)	$3,374,561	$.09	$(19,301,916)	$(1.02)

Net Income, attributable to noncontrolling interests	149,678		-		106,161		-
Income tax expense (benefit)	1,942,807		(10,233,938)		4,955,069		(13,835,206)
Interest expense, net	6,283,336		5,425,185		12,090,456		10,009,303
EBIT	$8,960,900	$.24	$(16,873,151)	$(.57)	$20,526,247	$.56	$(23,127,819)	$(1.22)

Add: Multi-client amortization	26,344,609		14,242,685		51,855,185		22,934,984
Add: Net depreciation and other amortization (2)	6,227,978		7,686,069		14,562,507		17,287,680
EBITDA	$41,533,487	$1.13	$5,055,603	$.17	$86,943,939	$2.37	$17,094,845	$.90

(1)
EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non GAAP measurements. Management uses EBIT and EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analyst to analyze and compare companies on the basis of operating performance.

(2)	Excludes gain (loss) of sale of assets and includes amortization of intangibles.

(3)	Calculated using diluted weighed average shares oustanding.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically from time to time as the need arises.

As of June 30, 2011, we had available liquidity as follows (amounts in millions):

Six Month Period Ended
June 30,
(unaudited)
Available cash	$13.2
Undrawn borrowing capacity under Revolving Credit Facility	21.5
Net available liquidity	$34.7

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010 (amounts in millions):

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)
Adjustments to reconcile net income (loss) to net cash	$73.0	$24.0
Effects of changes in operating assets and liabilities	(13.8)	29.3
Operating activities	59.2	53.3
Investing activities	(108.8)	(67.6)
Financing activities	34.5	91.3

Operating Activities. Net cash provided by operating activities was $59.2 million for the six months ended June 30, 2011 compared to $53.3 million for the same period ended 2010, an increase of $5.9 million. The primary changes were in net income which increased by $22.7 million, depreciation and amortization increase of $24.5 million, and a deferred revenue increase of $6.6 million, and were offset from the change in accounts receivable net, a decrease of $49.6 million.

Investing Activities. Net cash used in investing activities was $108.8 million for the six months ended June 30, 2011 compared to $67.6 million for the same period ended 2010, an increase of $41.2 million. The increase was primarily the result of increased investment in our Multi-client Services library.  The following table sets forth our investment in our Multi-client Services library for the period indicated (amounts in millions):

	Six Month Period Ended
	June 30,
	2011	2010
	(unaudited)
Multi-client investment (period)
Cash	$102.8	$65.6
Capitalized depreciation (1)	9.2	12.0
Non-cash data swaps	1.0	.6
Total	113.0	78.2

Investment (cumulative)
Cash	$333.1	$125.1
Capitalized depreciation (1)	36.3	18.8
Non-cash data swaps	20.0	9.5
Total	$389.3	$153.4

Cumulative amortization	182.3	60.7
Multi-client net book value	$207.0	$92.7

(1)	Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.

Financing Activities. Net cash provided by financing activities was $34.5 million in the six months ended June 30, 2011 compared to $91.3 million for the same period in 2010, a decrease of $56.8 million.  The decrease represents the impact of the Company’s Initial Public Offering  and Senior Notes offering during the period June 30, 2010 , offset by borrowing under our Revolving Credit Facility for the period June 30, 2011.

Capital Resources  On April 30, 2010, we completed the closing of a new revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility. On June 9, 2011, we amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2011 were $126.9 million consisting of purchases of property and equipment of $13.9 million and investments in our Multi-client Services library of $113.0 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of June 30, 2011 (amounts in millions):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$254.8	$5.5	$48.9	$0.4	$200.0
Capital lease obligations	6.7	3.9	2.8
Operating lease obligations	1.4	0.8	0.5	0.1	0.0
	$262.9	$10.2	$52.2	$0.5	$200.0

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of June 30, 2011 was approximately $260 million ($152 million Multi-client Services pre-commitments; $108 million Proprietary Services) compared to $179 million as of June 30, 2010. Backlog as of March 31, 2011 was approximately $278 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the six months ended June 30, 2011, approximately 40% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange gain of $1.7 million, or 1% of revenues. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2011.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: August 10, 2011	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2011	/s/ Jesse Perez
Jesse Perez
Chief Accounting Officer
(Principal Accounting Officer)