Form 10-Q
period 2011-09-30
Global Geophysical Services Inc
filed 2011-11-09
CIK 1311486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes    [  ]                  No   [x]

At November 9, 2011, there were 37,014,627 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,833,909	$28,237,302
Restricted cash investments	5,646,240	2,443,857
Accounts receivable, net	107,837,971	69,509,391
Income and other taxes receivable	6,666,278	6,954,864
Prepaid expenses and other current assets	6,289,095	4,842,496
TOTAL CURRENT ASSETS	135,273,493	111,987,910

MULTI-CLIENT LIBRARY, net	223,529,721	145,896,355

PROPERTY AND EQUIPMENT, net	113,057,854	126,963,953

GOODWILL	12,380,964	12,380,964

INTANGIBLE ASSETS, net	10,512,789	7,870,811

OTHER	7,738,121	8,166,507

TOTAL ASSETS	$502,492,942	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,491,891	$44,058,306
Current portion of long-term debt	7,425,843	3,344,261
Current portion of capital lease obligations	5,755,638	-
Income and other taxes payable	3,256,698	5,601,356
Deferred revenue	47,323,149	47,496,895
Other payables	870,636	-
TOTAL CURRENT LIABILITIES	121,123,855	100,500,818

LONG-TERM DEBT, net of current portion and unamortized discount	265,703,148	209,418,242

CAPITAL LEASE OBLIGATIONS, net of current portion	3,029,987	-

NONCONTROLLING INTERESTS	1,358,383	1,490,745

OTHER LIABILITIES	750,000	-

TOTAL LIABILITIES	391,965,373	311,409,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, authorized 100,000,000 shares, 46,603,114 and 45,586,215 issued and 36,958,497 and 36,142,985 outstanding at September 30, 2011 and December 31, 2010, respectively	466,031	455,862
Additional paid-in capital	244,408,332	239,248,935
Accumulated deficit	(37,887,783)	(42,145,755)
	206,986,580	197,559,042
Less: treasury stock, at cost, 9,644,617 and 9,443,230 shares at September 30, 2011 and December 31, 2010, respectively	96,459,011	95,702,347
TOTAL STOCKHOLDERS’ EQUITY	110,527,569	101,856,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,492,942	$413,266,500

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

REVENUES	$110,127,691	$60,469,517	$272,263,468	$161,240,902

OPERATING EXPENSES	88,132,332	54,040,413	209,206,662	152,018,068

GROSS PROFIT	21,995,359	6,429,104	63,056,806	9,222,834

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	11,228,816	10,183,285	33,465,236	30,210,560

INCOME (LOSS) FROM OPERATIONS	10,766,543	(3,754,181)	29,591,570	(20,987,726)

OTHER INCOME (EXPENSE)
Interest expense, net	(6,458,479)	(5,626,367)	(18,548,935)	(15,635,670)
Foreign exchange (loss) gain	(1,239,078)	(44,028)	462,245	(210,279)
Loss on extinguishment of debt	-	-	-	(6,035,841)
Other income (expense)	-	(100,229)	(103)	207,589
TOTAL OTHER EXPENSE	(7,697,557)	(5,770,624)	(18,086,793)	(21,674,201)

INCOME (LOSS) BEFORE INCOME TAXES	3,068,986	(9,524,805)	11,504,777	(42,661,927)

INCOME TAX EXPENSE (BENEFIT)	2,424,098	9,120,597	7,379,167	(4,714,609)

INCOME (LOSS) AFTER INCOME TAXES	644,888	(18,645,402)	4,125,610	(37,947,318)

NET LOSS, attributable to noncontrolling interests	(238,523)	-	(132,362)	-

NET INCOME (LOSS), attributable to common shareholders	$883,411	$(18,645,402)	$4,257,972	$(37,947,318)

INCOME (LOSS) PER COMMON SHARE
Basic	$.02	$(.52)	$.12	$(1.54)
Diluted	$.02	$(.52)	$.12	$(1.54)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	36,808,407	35,908,480	36,550,802	24,652,434
Diluted	36,808,778	35,908,480	36,552,712	24,652,434

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$4,257,972	$(37,947,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	117,857,551	97,612,551
Capitalized depreciation for Multi-client library	(13,428,649)	(22,316,593)
Amortization of debt issuance costs	964,974	735,610
Loss on extinguishment of debt	-	6,035,841
Noncontrolling interests	(132,362)	-
Stock-based compensation	3,853,946	2,259,625
Non-cash charitable contribution	154,784	51,595
Non-cash revenue from Multi-client data exchange	(2,015,697)	(5,650,101)
Deferred tax expense (benefit)	660,174	(7,104,131)
Unrealized gain on derivative instrument	-	(331,163)
(Gain) loss on disposal of property and equipment	(1,469,344)	2,337,778
Effects of changes in operating assets and liabilities:
Accounts receivable, net	(38,328,580)	23,772,544
Prepaid expenses and other current assets	(1,521,599)	9,066,841
Other assets	321,366	759,228
Accounts payable and accrued expenses	7,772,056	11,058,494
Deferred revenue	(108,220)	438,825
Income and other taxes receivable	288,586	148,657
Income and other taxes payable and other payables	(2,236,642)	1,578,358
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,890,316	82,506,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,838,097)	(8,632,772)
Investment in Multi-client library	(144,554,112)	(117,993,803)
Change in restricted cash investments	(3,202,383)	(1,200,524)
Purchase of business	(1,035,386)	-
Proceeds from the sale of property and equipment	13,093,815	173,369
NET CASH USED IN INVESTING ACTIVITIES	(152,536,163)	(127,653,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	11,208,978	194,018,000
Principal payments on long-term debt	(7,327,396)	(169,890,253)
Net proceeds on revolving credit facility	55,000,000	-
Debt issuance costs	-	(5,922,307)
Principal payments on capital lease obligations	(2,591,306)	(2,063,018)
Purchase of treasury stock	(756,664)	(1,250,260)
Issuances of stock, net	708,842	76,434,818
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,242,454	91,326,980

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,403,393)	46,179,891

CASH AND CASH EQUIVALENTS, beginning of period	28,237,302	17,026,865

CASH AND CASH EQUIVALENTS, end of period	$8,833,909	$63,206,756

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional			Total
	Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Capital	Stock	Deficit	Equity

Balances at December 31, 2010	$455,862	$239,248,935	$(95,702,347)	$(42,145,755)	$101,856,695

Issuance of common stock	10,169	448,756	-	-	458,925

Compensation expense associated with stock grants	-	3,853,946	-	-	3,853,946

Charitable contribution expense associated with stock grant	-	154,784	-	-	154,784
		.
Put option liability	-	701,911	-	-	701,911

Purchase of treasury stock	-	-	(756,664)	-	(756,664)

Net income	-	-	-	4,257,972	4,257,972

Balances at September 30, 2011	$466,031	$244,408,332	$(96,459,011)	$(37,887,783)	$110,527,569

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

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash investments:

	September 30,	December 31,
	2011	2010
	(unaudited)

Pledged for letters of credit	$5,646,240	$2,443,857

Prepaid expenses and other current assets:

	September 30,	December 31,
	2011	2010
	(unaudited)

Mobilization costs, net	$4,091,961	$1,368,858

Prepaid expenses and other current assets	1,553,134	923,638

Note receivable, current portion	644,000	2,550,000

	$6,289,095	$4,842,496

Accounts receivable, net:

	September 30,	December 31,
	2011	2010
	(unaudited)

Accounts receivable, net	$66,258,855	$47,775,478

Unbilled	45,063,728	25,218,525

Allowance for doubtful accounts	(3,484,612)	(3,484,612)

	$107,837,971	$69,509,391

The Company sometimes experiences disagreements or disputes with customers relating to the Company's charges. As of September 30, 2011, the Company had disputes with certain customers which relate to charges for the Company's services. Included in accounts receivable at September 30, 2011 are net receivables of approximately $4,800,000 related to such disputes. If the amount ultimately recovered with respect to any of these disputes is less than the revenue previously recorded, the difference will be recorded as an expense. None of these are expected to have a materially adverse effect on the Company's earnings. Bad debt expense for the three months ended September 30, 2011 and 2010 was $0 and $93,314, respectively, and $0 and $3,097,996 for the nine months ended September 30, 2011 and 2010, respectively.

Other:

	September 30,	December 31,
	2011	2010
	(unaudited)

Debt issuance costs, net	$5,045,992	$5,526,060

Deferred tax asset	1,370,874	2,031,048

Investment in unconsolidated subsidiary	958,222	-

Other	363,033	609,399

	$7,738,121	$8,166,507

NOTE 3 - MULTI-CLIENT SERVICES LIBRARY

Multi-client Services library consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Multi-client library, at cost	$435,347,296	$276,372,586

Less: accumulated amortization	211,817,575	130,476,231

Multi-client library, net	$223,529,721	$145,896,355

Amortization expense for the three months ended September 30, 2011 and 2010 was $29,486,159 and $32,021,587, respectively, and $81,341,344 and $54,956,570 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Machinery and equipment	$315,239,933	$300,785,427
Computers and software	15,951,986	10,134,094
Buildings	13,600,605	11,721,548
Boats	7,174,287	7,174,287
Land	2,035,153	2,035,153
Furniture and fixtures	215,854	138,976
	354,217,818	331,989,485
Less: accumulated depreciation	244,618,241	214,156,447
	109,599,577	117,833,038
Construction in process	3,458,277	9,130,915

Property and equipment, net	$113,057,854	$126,963,953

The following tables represent an analysis of depreciation expense:

	Three Month Period Ended
	September 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$11,185,927	$13,212,943
Less: capitalized depreciation for Multi-client library	4,230,471	10,282,418

Net depreciation expense	$6,955,456	$2,930,525

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$35,158,185	$42,242,432
Less: capitalized depreciation for Multi-client library	13,428,649	22,316,593

Net depreciation expense	$21,729,536	$19,925,839

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Customer list	$3,984,000	$3,934,000
Trademark	1,679,000	1,191,000
Patents	3,912,853	450,853
Non-compete agreements	865,539	865,539
Intellectual property	2,901,163	2,901,163
	13,342,555	9,342,555
Less: accumulated amortization	2,829,766	1,471,744
	10,512,789	7,870,811
Goodwill	12,380,964	12,380,964

Total goodwill and other intangibles	$22,893,753	$20,251,775

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended September 30, 2011 and 2010 was $456,402 and $121,183, respectively, and $1,358,022 and $413,549 for the nine months ended September 30, 2011 and 2010, respectively. Several immaterial acquisitions were made in the nine month period resulting in an increase of intangibles.

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

The effective income tax rate for the nine months ended September 30, 2011 and 2010 was 64.1% and 11.1%, respectively.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Notes or the Trustee may declare the Notes due and immediately payable. As of September 30, 2011, the Company is in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization is $876,316 and $396,248 at September 30, 2011 and December 31, 2010, respectively.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provided for borrowings of up to $50.0 million. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company is able to prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also pays a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

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

The terms of the Revolving Credit Facility limit the Company’s ability and the ability of certain of the Company’s subsidiaries to, among other things: incur or guarantee additional indebtedness; grant additional liens on the Company’s assets; make certain investments or certain acquisitions of substantially all or a portion of another entity’s business or assets; merge with another entity or dispose of the Company’s assets; pay dividends; enter into transactions with affiliates; engage in other lines of business and repurchase stock.

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of September 30, 2011, the Company was in compliance with all respective covenants.

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

In June 2011, the Company issued three promissory notes to three financial institutions in Colombia for $3,193,880 at interest rates ranging from 6.7% to 7.2%. The notes were paid in full in August 2011. During the third quarter of 2011 the Company issued four promissory notes to three financial institutions in Colombia for $6,142,452 at interest rates ranging from 7.8% to 9.2%. The notes are due in February and March 2012 for $3,784,002 and $2,358,450, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10 million revolving line of credit which is secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of September 30, 2011 and December 31, 2010, the letters of credit outstanding were $5,121,061 and $2,432,700, respectively.

Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Senior notes	$200,000,000	$200,000,000
Revolving credit facility	70,000,000	15,000,000
Promissory notes	7,391,452	3,344,261
Notes payable - insurance	834,391	-
	278,225,843	218,344,261
Less: unamortized discount	5,096,852	5,581,758
	273,128,991	212,762,503
Less: current portion	7,425,843	3,344,261

Long-term debt, net of current portion and unamortized discount	$265,703,148	$209,418,242

NOTE 8 – CAPITAL LEASE

In April 2011, the Company entered into a sale and leaseback transaction for certain seismic equipment that is accounted for as a capital lease, with an interest rate of 5.25% per year. The Company received proceeds of $7,715,520 and will make monthly payments until the maturity date of May 2013. The balance as of September 30, 2011 is $5,149,214. In September 2011, the Company entered into another sale and leaseback transaction for certain computer equipment and vehicles that are accounted for as a capital lease, with an interest rate of 5.44% per year. The Company received proceeds of $4,000,995 and will make monthly payments until the maturity date of September 2013. The balance as of September 30, 2011 was $3,636,411.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2011 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the fair value of the Company’s financial assets and liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$194,903,148	$193,250,000	$194,418,242	$198,250,000

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

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of  incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of September 30, 2011, a total of 4,830,400 options have been granted and 2,297,500 have been forfeited.

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

The following assumptions were used:

	Nine Months Ended
	September 30,
	2011	2010

Risk-free interest rates	2.68%	2.76%
Expected lives (in years)	7.00	7.00
Expected dividend yield	0.00%	0.00%
Expected volatility	59.08%	60.58%

The computation of expected volatility during the nine months ended September 30, 2011 and 2010 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plan for the nine months ended September 30, 2011 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned
	Exercise	Optioned	Contractual	Grant Date
	Price	Shares	Term in Years	Fair Value

Balance as of December 31, 2010	$22.93	2,884,100		$6.04
Expired	-	-		-
Granted	21.92	65,000		13.49
Exercised	-	-		-
Forfeited	23.03	(416,200)		8.19

Balance as of September 30, 2011	$22.89	2,532,900	6.91	$5.88

Exercisable as of September 30, 2011	$22.99	1,724,150	6.82	$4.26

Compensation expense associated with stock options for the three months ended September 30, 2011 and 2010 was $421,752 and $434,025, respectively, and $1,331,331 and $1,196,010 for the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the statements of operations. At September 30, 2011 and 2010, the Company had 808,750 and 1,603,825 of nonvested stock option awards, respectively. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $3,082,000 at September 30, 2011.  Such amount is expected to be recognized over a period of 4 years from September 30, 2011.

Stock Warrants:  In July 2011, the holder of the Company’s 390,000 outstanding warrants exercised them in a cashless transaction, with 295,984 net shares being transferred to the holder.

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

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding December 31, 2010	595,053	$9.90
Granted	690,350	11.70
Vested	(130,479)	8.67
Forfeited	(154,593)	11.07

Nonvested restricted shares outstanding September 30, 2011	1,000,331	$11.12

Compensation / charitable contribution expense associated with restricted stock for the three months ended September 30, 2011 and 2010 was $1,001,255 and $416,080, respectively, and $2,677,400 and $1,115,210 for the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at September 30, 2011 was approximately $8,012,000. This amount is expected to be recognized over the next three years.

Employee Stock Purchase Plan: During the third quarter of 2011, the Company launched an Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals.

NOTE 11 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss), attributable to common shareholders	$883,411	$(18,645,402)	$4,257,972	$(37,947,318)

Basic
Weighted average shares outstanding:	36,808,407	35,908,480	36,550,802	24,652,434

Diluted
Shares issuable from the assumed conversion of stock options	371	-	1,910	-

Total	36,808,778	35,908,480	36,552,712	24,652,434

Basic income (loss) per share	$.02	$(.52)	$.12	$(1.54)

Diluted income (loss) per share	$.02	$(.52)	$.12	$(1.54)

For the three and nine months ended September 30, 2011, 2,513,900 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and nine months ended September 30, 2010, 2,930,300 stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

Due to the net loss for the three and nine months ended September 30, 2010, 390,000 in-the-money stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)

Interest paid	$12,095,291	$5,788,141

Income taxes paid	$6,718,993	$3,495,631

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)
Property and equipment additions financed through accounts payable and accrued expenses	$4,661,529	$10,500,149

Option payable recorded against additional paid in capital	$-	$701,910

Property and equipment sale financed through note receivable	$644,000	$3,100,000

Non-cash Multi-client asset recorded as deferred revenue	$65,526	$4,428,599

Note payable related to purchase of business	$1,000,000	$-

Original issue discount on notes payable	$-	$5,982,000

Investment in unconsolidated subsidiaries	$958,222	$-

Property and equipment additions financed through capital leases	$11,376,931	$-

NOTE 13 – SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months and nine months ended September 30, 2011 and 2010:

	As of and for the Three Month Period Ended September 30, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$60,139,931	$49,987,760	$-	$110,127,691
Income (loss) before income taxes	$(5,343,878)	$16,239,645	$(7,826,781)	$3,068,986
Income tax expense	$2,561,373	$-	$(137,275)	$2,424,098
Net loss, attributable to noncontrolling interests	$-	$-	$(238,523)	$(238,523)
Net income (loss), attributable to common shareholders	$(7,905,251)	$16,239,645	$(7,450,983)	$883,411
Total assets	$70,079,993	$272,434,138	$159,978,811	$502,492,942

	As of and for the Three Month Period Ended September 30, 2010 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$18,324,307	$42,145,210	$-	$60,469,517
Income (loss) before income taxes	$(4,977,974)	$4,956,135	$(9,502,966)	$(9,524,805)
Income tax expense	$551,893	$-	$8,568,704	$9,120,597
Net income (loss), attributable to common shareholders	$(5,529,867)	$4,956,135	$(18,071,670)	$(18,645,402)
Total assets	$35,816,570	$158,504,492	$210,118,035	$404,439,097

	As of and for the Nine Month Period Ended September 30, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$145,629,326	$126,634,142	$-	$272,263,468
Income (loss) before income taxes	$2,803,202	$32,292,881	$(23,591,306)	$11,504,777
Income tax expense	$6,199,529	$-	$1,179,638	$7,379,167
Net loss, attributable to noncontrolling interests	$-	$-	$(132,362)	$(132,362)
Net income (loss), attributable to common shareholders	$(3,396,327)	$32,292,881	$(24,638,582)	$4,257,972
Total assets	$70,079,993	$272,434,138	$159,978,811	$502,492,942

	As of and for the Nine Month Period Ended September 30, 2010 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$79,440,093	$81,800,809	$-	$161,240,902
Income (loss) before income taxes	$(27,068,302)	$14,870,232	$(30,463,857)	$(42,661,927)
Income tax expense (benefit)	$2,506,988	$-	$(7,221,597)	$(4,714,609)
Net income (loss), attributable to common shareholders	$(29,575,290)	$14,870,232	$(23,242,260)	$(37,947,318)
Total assets	$35,816,570	$158,504,492	$210,118,035	$404,439,097

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

In September 2011, the FASB issued Accounting Standards Update No.  2011-08, “Testing Goodwill for Impairment (Topic 350):  Intangibles—Goodwill and Other” (“ASU 2011-08”).  ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We believe that this pronouncement will not have a material effect on our results of operations, financial condition, or cash flows.

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 is as follows:

	As of September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$135,148,200	$51,496,285	$(51,370,992)	$135,273,493
Multi-client library, net	223,529,721	-	-	223,529,721
Property and equipment, net	110,068,644	2,989,210	-	113,057,854
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	33,721,264	(33,721,264)	-	-
Other non-current assets	30,480,862	151,012	-	30,631,874
TOTAL ASSETS	$532,949,790	$20,915,243	$(51,372,091)	$502,492,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$119,170,085	$53,324,762	$(51,370,992)	$121,123,855
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,733,135	-	-	268,733,135
Deferred income tax and other non-current liabilities	2,108,383	-	-	2,108,383
TOTAL LIABILITIES	390,011,603	53,324,762	(51,370,992)	391,965,373

Stockholders' equity	142,938,187	(32,409,519)	(1,099)	110,527,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$532,949,790	$20,915,243	$(51,372,091)	$502,492,942

	As of December 31, 2010
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$116,600,714	$26,123,142	$(30,735,946)	$111,987,910
Multi-client library, net	145,896,355	-	-	145,896,355
Property and equipment, net	125,342,454	1,621,499	-	126,963,953
Investment in subsidiaries	1,099	-	(1,099)	-
Intercompany accounts	17,325,928	(17,325,928)	-	-
Other non-current assets	28,403,426	14,856	-	28,418,282
TOTAL ASSETS	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$98,383,785	$32,852,979	$(30,735,946)	$100,500,818
Long-term debt and capital lease obligations, net of current portion and unamortized discount	209,418,242	-	-	209,418,242
Deferred income tax and other non-current liabilities	1,490,745	-	-	1,490,745
TOTAL LIABILITIES	309,292,772	32,852,979	(30,735,946)	311,409,805

Stockholders' equity	124,277,204	(22,419,410)	(1,099)	101,856,695
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,569,976	$10,433,569	$(30,737,045)	$413,266,500

	Three Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$83,697,333	$29,746,731	$(3,316,373)	$110,127,691

Expenses:
Operating expenses	60,784,083	30,398,002	(3,049,753)	88,132,332
Selling, general and administrative expenses	8,100,650	3,394,786	(266,620)	11,228,816
Total expenses	68,884,733	33,792,788	(3,316,373)	99,361,148
Income (loss) from operations	14,812,600	(4,046,057)	-	10,766,543
Interest (expense) income, net	(6,459,807)	1,328	-	(6,458,479)
Other expense, net	(258,581)	(980,497)	-	(1,239,078)
Income (loss) before income taxes	8,094,212	(5,025,226)	-	3,068,986
Income tax expense	1,545,449	878,649	-	2,424,098
Income (loss) after income taxes	6,548,763	(5,903,875)	-	644,888
Net loss, attributable to noncontrolling interests	(238,523)	-	-	(238,523)
Net income (loss), attributable to common shareholders	$6,787,286	$(5,903,875)	$-	$883,411

	Three Month Period Ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$60,679,392	$1,427,755	$(1,637,630)	$60,469,517

Expenses:
Operating expenses	51,437,628	3,996,278	(1,393,493)	54,040,413
Selling, general and administrative expenses	8,937,310	1,490,112	(244,137)	10,183,285
Total expenses	60,374,938	5,486,390	(1,637,630)	64,223,698
Loss from operations	304,454	(4,058,635)	-	(3,754,181)
Interest (expense) income, net	(5,626,396)	29	-	(5,626,367)
Other expenses, net	(136,276)	(7,981)	-	(144,257)
Loss before income taxes	(5,458,218)	(4,066,587)	-	(9,524,805)
Income tax expense (benefit)	9,104,750	15,847	-	9,120,597
Net loss, attributable to common shareholders	$(14,562,968)	$(4,082,434)	$-	$(18,645,402)

	Nine Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$224,035,505	$54,989,286	$(6,761,323)	$272,263,468

Expenses:
Operating expenses	160,631,682	54,559,716	(5,984,736)	209,206,662
Selling, general and administrative expenses	26,267,006	7,974,817	(776,587)	33,465,236
Total expenses	186,898,688	62,534,533	(6,761,323)	242,671,898
Income (loss) from operations	37,136,817	(7,545,247)	-	29,591,570
Interest (expense) income, net	(18,561,829)	12,894	-	(18,548,935)
Other income (expense), net	1,225,266	(763,124)	-	462,142
Income (loss) before income taxes	19,800,254	(8,295,477)	-	11,504,777
Income tax expense	5,684,535	1,694,632	-	7,379,167
Income (loss) after income taxes	14,115,719	(9,990,109)	-	4,125,610
Net loss, attributable to noncontrolling interests	(132,362)	-	-	(132,362)
Net income (loss), attributable to common shareholders	$14,248,081	$(9,990,109)	$-	$4,257,972

	Nine Month Period Ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$145,035,359	$28,502,999	$(12,297,456)	$161,240,902

Expenses:
Operating expenses	130,505,007	32,975,309	(11,462,248)	152,018,068
Selling, general and administrative expenses	24,004,281	7,041,487	(835,208)	30,210,560
Total expenses	154,509,288	40,016,796	(12,297,456)	182,228,628
Loss from operations	(9,473,929)	(11,513,797)	-	(20,987,726)
Interest (expense) income, net	(15,635,719)	49	-	(15,635,670)
Other income (expenses), net	(5,845,506)	(193,025)	-	(6,038,531)
Loss before income taxes	(30,955,154)	(11,706,773)	-	(42,661,927)
Income tax expense (benefit)	(5,492,660)	778,051	-	(4,714,609)
Net loss, attributable to common shareholders	$(25,462,494)	$(12,484,824)	$-	$(37,947,318)

	Nine Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$78,129,883	$(1,239,567)	$-	$76,890,316
Net cash used in investing activities	(151,198,657)	(1,337,506)	-	(152,536,163)
Net cash provided by financing activities	56,242,454	-	-	56,242,454
Net decrease in cash and cash equivalents	$(16,826,320)	$(2,577,073)	$-	$(19,403,393)

	Nine Month Period Ended September 30, 2010 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$82,669,411	$(162,770)	$-	$82,506,641
Net cash (used in) provided by investing activities	(129,368,849)	1,715,119	-	(127,653,730)
Net cash used in financing activities	91,326,980	-	-	91,326,980
Net increase in cash and cash equivalents	$44,627,542	$1,552,349	$-	$46,179,891

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

We currently own approximately 170,000 recording channels which include approximately 8000 of our proprietary AutoSeis channels. We expect a higher level of our recording channels (including previously idle marine OBC channels) to be deployed or in use or use during the fourth quarter versus the third quarter.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Three Month Period Ended
	September 30,
Revenues by Service	(unaudited)
	2011		2010
	Amount	%	Amount	%
Proprietary Services	$60.1	55%	$18.3	30%
Multi-client Services	50.0	45%	42.2	70%
Total	$110.1	100%	$60.5	100%

	Three Month Period Ended
	September 30,
Revenues by Area	(unaudited)
	2011		2010
	Amount	%	Amount	%
United States	$56.8	52%	$43.5	72%
International	53.3	48%	17.0	28%
Total	$110.1	100%	$60.5	100%

Revenues. We recorded revenues of $110.1 million for the three months ended September 30, 2011 compared to $60.5 million for the same period ended in 2010, an increase of $49.6, or 82%.

We recorded revenues from Proprietary Services of $60.1 million for the three months ended September 30, 2011, compared to $18.3 million for the same period in 2010, an increase of $41.8 million. Latin America represented $40.7 million of that revenue, an increase of $28.2 million from the corresponding period in 2010. This growth was driven by additional program activity in Colombia and Brazil.

Multi-client Services generated revenues of $50.0 million for the three months ended September 30, 2011 compared to $42.2 million for the same period of 2010, an increase of $7.8 million, or 18%.  The $50.0 million in Multi-client Services revenues included $16.5 million of late sale revenues and $32.5 million of pre-commitment revenues. This compared to $0.9 million in late sales revenues and $36.0 million of pre-commitment revenues during the same period of 2010.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Three Month Period Ended
	September 30,
	2011	2010
	(unaudited)
Multi-client revenues
Pre-commitments	$32.5	$36.0
Late sales	16.5	.9
Subtotal	49.0	36.9
Non-cash data swaps	1.0	5.3
Total revenue	$50.0	$42.2

Operating expenses. Operating expenses, excluding depreciation and amortization increased by $38.6 million to $47.6 million for the three months ended September 30, 2011.  The primary causes of the increases to cost were compensation, including local labor and benefits were up by $11.9 million, subcontractor cost up by $10.7 million, reimbursable cost up by $1.7 million and material and supplies up by $4.0 million from the ramp up in costs on the continuation of projects in our International areas for the three months ended September 30, 2011 versus the same period in 2010.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $0.8 million, or 8%, to $10.6 million for the three months ended September 30, 2011.  The SG&A cost increases relate to our expanded sales and marketing staff, increased accounting and administrative costs and increases in our stock based compensation for the three months ended September 30, 2011.

Depreciation and Amortization Expenses.  Total net depreciation and amortization expense increased by $1.9 million, or 5%, to $36.9 million for the three months ended September 30, 2011.  The Multi-client Services amortization expense was $29.5 million for the three months ended September 30, 2011, representing a 59% average amortization rate for the period.  Gross depreciation expense for the quarter ended September 30, 2011 was $11.2 million, of which, $4.2 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.0 million.  Some of our older equipment continues to become fully depreciated and capital investments are less than our historical average.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Three Month Period Ended
	September 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$11.2	$13.2
Less: capitalized depreciation for Multi-client library	4.2	10.3

Net depreciation expense	$7.0	$2.9

Amortization of intangibles expense	0.4	0.1
Multi-client amortization expense	29.5	32.0

Total net depreciation and amortization expense	$36.9	$35.0

Average Multi-client amortization rate for the period	59%	76%

Interest Expense, Net. Interest expense, net, increased by $0.9 million, or 16%, to $6.5 million for the three months ended September 30, 2011, compared to $5.6 million for the same quarter of 2010.  The increases to interest expense relates to higher borrowings under the Revolving Credit Facility and borrowings under various Promissory Notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $1.2 million for the three months ended September 30, 2011 compared to a loss of $0.1 million in the same quarter of 2010. We recorded a foreign exchange loss in the third quarter of 2011 for $1.2 million compared to nil in the same period of 2010 related primarily to exchange rate changes with the Colombian Peso.

Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 2011 was $2.4 million compared to $9.1 million in the same period of 2010. The effective income tax rate for the three months ended September 30, 2011 and 2010 was adjusted to reflect the effective tax rate of 64.1% and 11.1%, respectively for the nine months ended September 30, 2011 and 2010. The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Nine Month Period Ended
	September 30,
Revenues by Service	(unaudited)
	2011		2010
	Amount	%	Amount	%
Proprietary Services	$145.7	54%	$79.4	49%
Multi-client Services	126.6	46%	81.8	51%
Total	$272.3	100%	$161.2	100%

	Nine Month Period Ended
	September 30,
Revenues by Area	(unaudited)
	2011		2010
	Amount	%	Amount	%
United States	$140.9	52%	$89.3	55%
International	131.4	48%	71.9	45%
Total	$272.3	100%	$161.2	100%

                Revenues. We recorded revenues of $272.3 million for the nine months ended September 30, 2011 compared to $161.2 million for the same period ended in 2010, an increase of $111.1 million, or 69%.

We recorded revenues from Proprietary Services of $145.7 million for the nine months ended September 30, 2011, compared to $79.4 million for the same period in 2010, an increase of $66.3 million, or 84%. Latin America represented $108.5 million of that revenue, an increase of $69.2 million from the corresponding period in 2010. This growth was driven by additional program activity in Colombia and Brazil.

Multi-client Services generated revenues of $126.6 million for the nine months ended September 30, 2011 compared to $81.8 million for the same period of 2010, an increase of $44.8 million, or 55%.  The $126.6 million in Multi-client Services revenues included $34.1 million of late sale revenues and $90.5 million of pre-commitment revenues. This compared to $5.7 million in late sales revenues and $70.5 million of pre-commitment revenues during the same period of 2010.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)
Multi-client revenues
Pre-commitments	$90.5	$70.5
Late sales	34.1	5.7
Subtotal	124.6	76.2
Non-cash data swaps	2.0	5.6
Total revenue	$126.6	$81.8

Operating expenses. Operating expenses, excluding depreciation and amortization increased by $37.8 million to $93.4 million for the nine months ended September 30, 2011, an increase of 68%.  The increases for the nine months ended September 30, 2011 are primarily related to additional crew activities in Latin America and the Eastern Hemisphere.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $2.2 million, or 8%, to $31.4 million for the nine months ended September 30, 2011.  The SG&A cost increases relate to our expanded sales and marketing staff, increased accounting and administrative costs and increases in our stock based compensation for the nine months ended September 30, 2011.  This was slightly offset from bad debt expense of $3.0 million recorded in the same period of 2010 versus nil in 2011.

Depreciation and Amortization Expenses.  Total net depreciation and amortization expense increased by $29.1 million, or 39%, to $104.4 million for the nine months ended September 30, 2011.  The Multi-client Services amortization expense was $81.3 million for the nine months ended September 30, 2011, representing a 64% average amortization rate compared to a 67% rate during the same period of 2010.  Gross depreciation expense for the nine months ended September 30, 2011 was $35.1 million, of which, $13.4 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $21.7 million.  Some of our older equipment continues to become fully depreciated and capital investments are less than our historical average.

The following table summarizes our depreciation and amortization for the nine month period ended (amounts in millions):

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)

Gross depreciation expense	$35.1	$42.2
Less: capitalized depreciation for Multi-client library	13.4	22.3

Net depreciation expense	$21.7	$19.9

Amortization of intangibles expense	1.4	0.4
Multi-client amortization expense	81.3	55.0

Total net depreciation & amortization expense	$104.4	$75.3

Average Multi-client amortization rate for the period	64%	67%

Interest Expense, Net. Interest expense, net, increased by $2.9 million, or 19%, to $18.5 million for the nine months ended September 30, 2011, compared to $15.6 million for the same quarter of 2010.  The increases to interest expense relates to our borrowing costs from the issuance of $200 million, 10.5% senior notes and from our borrowings against the revolving line of credit.

Other Income (Expense), Net. Other income (expense), net, was a gain of $0.5 million for the nine months ended September 30, 2011 compared to a loss of $5.9 million in the same quarter of 2010. We recorded a foreign exchange gain for the nine months ended September 30, 2011 for $0.5 million, compared to a loss of $0.2 million during the same period of 2010, resulting in an overall increase to income for $0.7 million. During the nine months ended September 30, 2010, we recorded a loss on the extinguishment of our prior debt for $6.0 million, compared to nil in the same period of 2011.

Income Tax Expense (Benefit). Our income tax expense for the nine months ended September 30, 2011 was $7.4 million compared to a benefit of $4.7 million in the same period of 2010. The effective income tax rate for the nine months ended September 30, 2011 and 2010 was approximately 64.1% and 11.1%, respectively. The Company’s effective income tax rate in 2011 and 2010 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from US operations, and valuation allowances in non-US jurisdictions.

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

	Three Month Period Ended				Nine Month Period Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(unaudited)				(unaudited)
	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)
UNAUDITED
Net Income (Loss), attributable to common share holders	$883,411	$.02	$(18,645,402)	$(.52)	$4,257,972	$.12	$(37,947,318)	$(1.54)

Net loss, attributable to noncontrolling interests	(238,523)		-		(132,362)		-
Income tax expense (benefit)	2,424,098		9,120,597		7,379,167		(4,714,609)
Interest expense, net	6,458,479		5,626,367		18,548,935		15,635,670
EBIT	$9,527,465	$.26	$(3,898,438)	$(.11)	$30,053,712	$.82	$(27,026,257)	$(1.10)

Add: Multi-client amortization	29,486,159		32,021,587		81,341,344		54,956,571
Add: Net depreciation and other amortization (2)	7,055,707		5,488,476		21,618,215		22,677,165
EBITDA	$46,069,331	$1.25	$33,611,625	$.94	$133,013,271	$3.64	$50,607,479	$2.05

(1) EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non GAAP measurements. Management uses EBIT and EBITDA because it believes that such measurements are widely accepted financial indicators used by investors and analyst to analyze and compare companies on the basis of operating performance.
(2) Excludes gain (loss) of sale of assets and includes amortization of intangibles
(3) Calculated using diluted weighted average shares outstanding

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically as the need arises.

As of September 30, 2011, we had available liquidity as follows (amounts in millions):

As of September 30, 2011
(unaudited)
Available cash	$8.8
Undrawn borrowing capacity under Revolving Credit Facility	-
Net available liquidity	$8.8

We are considering additional options for providing liquidity since we currently have no further borrowing capacity under our Revolving Credit Facility. Any further reductions in our liquidity, from delayed collections from clients or otherwise, may result in scaling back our operations, reductions in capital expenditures and / or multi-client investments.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 (amounts in millions):

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)
Adjustments to reconcile net income (loss) to net cash	$110.7	$35.7
Effects of changes in operating assets and liabilities	(33.8)	46.8
Operating activities	76.9	82.5
Investing activities	(152.5)	(127.7)
Financing activities	56.2	91.3

Operating Activities. Net cash provided by operating activities was $76.9 million for the nine months ended September 30, 2011 compared to $82.5 million for the same period ended 2010, a decrease of $5.6 million. The primary changes were in net income which increased by $42.2 million, depreciation and amortization net of capitalized depreciation increase of $29.1 million, and were offset by the decrease in accounts receivable, net of $62.1 million.

Investing Activities. Net cash used in investing activities was $152.5 million for the nine months ended September 30, 2011 compared to $127.7 million for the same period ended 2010, an increase of $24.8 million. The increase was primarily the result of increased investment in our Multi-client Services library.  The following table sets forth our investment in our Multi-client Services library for the period indicated (amounts in millions):

	Nine Month Period Ended
	September 30,
	2011	2010
	(unaudited)
Multi-client investment (period)
Cash	$144.6	$118.2
Capitalized depreciation (1)	13.4	22.3
Non-cash data swaps	1.0	9.9
Total	$159.0	$150.4

Investment (cumulative)
Cash	$374.8	$177.7
Capitalized depreciation (1)	40.6	29.1
Non-cash data swaps	19.9	18.7
Total	$435.3	$225.5

Cumulative amortization	211.8	92.7
Multi-client net book value	$223.5	$132.8

(1)	Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.

Financing Activities. Net cash provided by financing activities was $56.2 million in the nine months ended September 30, 2011 compared to $91.3 million for the same period in 2010, a decrease of $35.1 million.  The decrease represents the impact of the Company’s Initial Public Offering and Senior Notes offering during 2010, offset by borrowing under our Revolving Credit Facility for the period in 2011.

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

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2011 were $191.9 million consisting of purchases of property and equipment of $32.9 million and investments in our Multi-client Services library of $159.0 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of September 30, 2011 (amounts in millions):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$278.2	$7.4	$70.4	$0.4	$200.0
Capital lease obligations	8.8	5.8	3.0	-	-
Operating lease obligations	1.2	0.6	0.5	0.1	-
	$288.2	$13.8	$73.9	$0.5	$200.0

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of September 30, 2011 was approximately $239 million ($128 million Multi-client Services pre-commitments; $111 million Proprietary Services) compared to $225 million as of September 30, 2010. Backlog as of June 30, 2011 was approximately $260 million and at March 31, 2011 was approximately $278 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the nine months ended September 30, 2011, approximately 40% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange gain of $0.5 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011.  Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: November 9, 2011	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2011	/s/ Jesse Perez
Jesse Perez
Chief Accounting Officer
(Principal Accounting Officer)