Form 10-Q
period 2012-03-31
Global Geophysical Services Inc
filed 2012-05-04
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes    [  ]                  No   [x]

At May 1, 2012, there were 37,120,986 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,988	$21,525
Restricted cash investments	2,821	5,639
Accounts receivable, net	81,254	86,889
Income and other taxes receivable	6,197	7,060
Prepaid expenses and other current assets	4,134	6,050
TOTAL CURRENT ASSETS	121,394	127,163

MULTI-CLIENT LIBRARY, net	253,728	232,235

PROPERTY AND EQUIPMENT, net	113,456	118,420

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	14,714	9,929

OTHER ASSETS	7,924	6,245

TOTAL ASSETS	$523,597	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,946	$55,764
Current portion of long-term debt	14,357	11,416
Current portion of capital lease obligations	6,682	7,256
Income and other taxes payable	2,551	5,169
Deferred revenue	43,711	39,560
Other payables	3,749	821
TOTAL CURRENT LIABILITIES	124,996	119,986

DEFERRED INCOME TAXES, net	6,122	2,120

LONG-TERM DEBT, net of current portion and unamortized discount	266,908	265,873

CAPITAL LEASE OBLIGATIONS, net of current portion	1,411	2,613

NON-CONTROLLING INTERESTS	1,259	1,469

OTHER LIABILITIES	750	750

TOTAL LIABILITIES	401,446	392,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100.0 million shares authorized, 46.8 million shares and 46.7 million shares issued and 37.1 million shares and 37.0 million shares outstanding at March 31, 2012 and December 31, 2011, respectively	468	467
Additional paid-in capital	247,763	246,104
Accumulated deficit	(29,554)	(36,484)
	218,677	210,087
Less: treasury stock, at cost, 9.7 million shares and 9.7 million shares at March 31, 2012 and December 31, 2011, respectively	96,526	96,525
TOTAL STOCKHOLDERS’ EQUITY	122,151	113,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523,597	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)

REVENUES	$96,111	$76,835

OPERATING EXPENSES	60,694	55,075

GROSS PROFIT	35,417	21,760

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	15,541	11,012

INCOME FROM OPERATIONS	19,876	10,748

OTHER INCOME (EXPENSE)
Interest expense, net	(7,115)	(5,807)
Foreign exchange gain (loss)	(110)	818
Other expense	(182)	(2)
TOTAL OTHER EXPENSE	(7,407)	(4,991)

INCOME BEFORE INCOME TAXES	12,469	5,757

INCOME TAX EXPENSE	5,749	3,012

INCOME AFTER INCOME TAXES	6,720	2,745

NET LOSS, attributable to non-controlling interests	(210)	(44)

NET INCOME, attributable to common shareholders	$6,930	$2,789

INCOME PER COMMON SHARE
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,039	36,407
Diluted	37,039	36,668

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income, attributable to common shareholders	$6,930	$2,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (net) and amortization expense	30,218	33,910
Non-cash revenue from Multi-client data exchange	(932)	(973)
Deferred tax expense	4,002	1,097
Gain on sale of assets	(9,423)	(65)
Other	1,578	1,593
Effects of changes in operating assets and liabilities
Accounts receivable, net	5,636	(4,277)
Prepaid expenses and other current assets	1,415	794
Accounts payable and accrued expenses	(1,818)	5,492
Deferred revenue	2,878	14,105
Other	(1,557)	(1,057)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,927	53,408

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,698)	(8,220)
Investment in Multi-client library	(38,686)	(52,075)
Investment in unconsolidated subsidiary	(250)	-
Change in restricted cash investments	2,818	(2,662)
Purchase of intangibles	(2,547)	(1,000)
Proceeds from sale of assets	14,018	66
NET CASH USED IN INVESTING ACTIVITIES	(34,345)	(63,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	51,433	-
Principal payments on long-term debt	(1,692)	(2,597)
Net proceeds on revolving credit facility	(45,940)	5,000
Debt issuance costs	(1,364)	-
Principal payments on capital lease obligations	(1,775)	-
Purchase of treasury stock	-	(1)
Issuances of stock, net	219	705
NET CASH PROVIDED BY FINANCING ACTIVITIES	881	3,107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,463	(7,376)

CASH AND CASH EQUIVALENTS, beginning of period	21,525	28,237

CASH AND CASH EQUIVALENTS, end of period	$26,988	$20,861

See accompanying notes to consolidated financial statements.

 GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2011	$467	$246,104	$(96,525)	$(36,484)	$113,562

Issuance of common stock	1	218	-	-	219

Compensation expense associated with stock grants	-	1,389	-	-	1,389

Charitable contribution expense associated with stock grant	-	52	-	-	52

Purchase of treasury stock	-	-	(1)	-	(1)

Net income	-	-	-	6,930	6,930

Balances at March 31, 2012	$468	$247,763	$(96,526)	$(29,554)	$122,151

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) included herein are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2011.  In the opinion of management, the accompanying unaudited financial information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial information.  Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods.  Certain information in the footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011. Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the classifications in the 2012 consolidated financial statements.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash investments (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Pledged for letters of credit	$2,821	$5,639
	$2,821	$5,639

Prepaid expenses and other current assets included the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Mobilization costs, net	$3,539	$4,220
Prepaid expenses	503	862
Note receivable, current portion	92	968
	$4,134	$6,050

Accounts receivable, net included the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Accounts receivable, trade	$58,357	$65,019
Unbilled	27,826	25,355
Allowance for doubtful accounts	(4,929)	(3,485)
	$81,254	$86,889

The Company sometimes experiences disagreements or disputes with customers relating to the Company's charges. At December 31, 2011, the Company had disputes of approximately $4.8 million in net receivables which relate to charges for the Company's services with certain customers. As of March 31, 2012, the company recorded a net charge of $2.7 million as bad debt expense toward the resolution of certain disputes. Bad debt expense for the three months ended March 31, 2012 and 2011 was $2.9 million and $0, respectively.

Other assets included the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Debt issuance costs, net	$6,068	$4,877
Investment in unconsoliated subsidiary	809	741
Other	$1,047	$627
	$7,924	$6,245

NOTE 3 - MULTI-CLIENT SERVICES LIBRARY

Multi-client Services library consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Multi-client library, at cost	$519,228	$475,379
Less: accumulated amortization	265,500	243,144
Multi-client library, net	$253,728	$232,235

Multi-client Services library amortization expense for the three months ended March 31, 2012 and 2011 was $22.4 million and $25.5 million, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Furniture and fixtures	$143	$216
Boats	7,174	7,174
Machinery and equipment	307,958	321,342
Computers and software	16,630	17,077
Land	2,157	2,157
Buildings	13,601	13,601
	347,663	361,567
Less: accumulated depreciation	243,200	252,517
	104,463	109,050
Construction in process	8,993	9,370
Net property and equipment	$113,456	$118,420

The following table represents an analysis of depreciation expense (in thousands):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Gross depreciation expense	$10,065	$12,622
Less: capitalized depreciation for Multi-client library	2,958	4,667
Net depreciation expense	$7,107	$7,955

In March 2012, the Company entered into various agreements for the sale of certain assets resulting in total proceeds of $14.0 million. As a result, the Company recognized a gain of $1.9 million.

In March 2012, the Company completed a like-kind equipment exchange resulting in a gain of $7.5 million.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,679
Patents	3,913	3,913
Non-compete agreements	1,058	866
Intellectual property	8,171	2,901
	18,885	13,343
Less: accumulated amortization	4,171	3,414
Total intangible assets, net	14,714	9,929
Goodwill	12,381	12,381
Total goodwill and other intangibles	$27,095	$22,310

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended March 31, 2012 and 2011 was $0.8 million and $0.4 million, respectively. In January 2012 the Company increased $4.4 million in other intangible assets as a result of the acquisition of Sensor Geophysical Ltd. During the three months ended March 31, 2012, the Company capitalized $1.1 million of development costs related to internal use software to other intangible assets.

NOTE 6 - INCOME TAXES

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction.  To the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance.  The Company has recorded valuation allowances in several non-US jurisdictions for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established, projected, or the Company no longer has operations in these jurisdictions.

The effective income tax rate for the three months ended March 31, 2012 and 2011 was 46.1% and 52.3%, respectively.

The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

NOTE 7 - LONG-TERM DEBT

Senior Notes: On April 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200.0 million aggregate principal amount of its 10½% senior notes due 2017 (the “Notes”).  The Company’s net proceeds from the offering were approximately $188.1 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis. (See Note 15)

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and used the remaining proceeds for capital expenditures and for general working capital purposes.

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

On March 23, 2012, the Company entered into a Purchase Agreement (the “New Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets, Inc., as representatives of the initial purchasers (the “New Initial Purchasers”), relating to the offer and sale by the Company of $50.0 million aggregate principle amount of its 10½% senior notes due 2017 (the “New Notes”). The Company’s net proceeds from the offering were approximately $47.0 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount.  The issuance of the New Notes occurred on March 28, 2012. The New Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act, and in offshore transactions in reliance on Regulation S under the Securities Act.

The New Notes are a general unsecured, senior obligation of the Company. The New Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis. (See Note 15)

The Company used the proceeds from the offering and sale of the New Notes to repay outstanding indebtedness under its existing Bank of America Revolving Credit Facility.

The New Notes are covered under the terms of the Indenture dated April 27, 2010. The Notes and the New Notes are hereinafter referred to as the “Senior Notes”.

Interest — The Notes and the New Notes will bear interest from April 27, 2010 and from March 28, 2012, respectively, at a rate of 10.5% per annum. The Company will pay interest on the Notes and the New Notes semi-annually, in arrears, on May 1 and November 1 of each year, beginning November 1, 2010 and May 1, 2012, respectively.

Principal and Maturity — The Senior Notes were issued with a $250.0 million aggregate principal amount and will mature on May 1, 2017.

Optional Redemption by the Company — At any time prior to May 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 110.500% of the aggregate principal amount of the Senior Notes redeemed if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding immediately after such redemption and the redemption occurs within 90 days of the closing date of such equity offering. On or after May 1, 2014, the Company may redeem the Senior Notes at the following percentages of the original principal amount: (i) 105.250% from May 1, 2014 to April 30, 2015; (ii) 102.625% from May 1, 2015 to April 30, 2016; and (iii) 100% from May 1, 2016 and thereafter.

Repurchase Obligations by the Company — If there is a change of control of the Company (as defined in the Indenture), each holder of the Senior Notes may require the Company to purchase their Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of March 31, 2012, the Company was in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $1.2 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provided for borrowings of up to $50.0 million with a maturity date of April 30, 2013. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company is able to prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also pays a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of March 31, 2012, the Company was in compliance with all respective covenants.

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for our foreign operations.  The balance outstanding under these promissory notes as of March 31, 2012 and December 31, 2011 was $14.1 million and $10.7 million, respectively, at weighted average interest rates of 11.6% and 10.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of March 31, 2012 and December 31, 2011 was $0.8 million and $1.0 million, respectively.

Notes payable - insurance: In April 2011, in exchange for insurance services provided, the Company issued two negotiable promissory notes for $1.4 million and $0.5 million at interest rates of 3.05% and 3.19% per annum, respectively. As of March 31, 2012, they were paid in full.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which is secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of March 31, 2012 and December 31, 2011, the letters of credit outstanding were $2.8 million and $5.6 million, respectively.

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Senior notes	$250,000	$200,000
Revolving credit facility	24,060	70,000
Promissory notes	14,957	11,678
Notes payable - insurance	-	538
	289,017	282,216
Less: unamortized discount	7,752	4,927
	281,265	277,289
Less: current portion	14,357	11,416
Long-term debt, net of current portion and unamortized discount	$266,908	$265,873

NOTE 8 – CAPITAL LEASE

In 2011, the Company entered into various sale and leaseback transactions for certain seismic equipment, computer equipment and vehicles that were accounted for as capital leases, with interest rates ranging from 5.0% to 6.3%. The Company received proceeds of $13.2 million and will make monthly payments until maturity dates ranging from March 2013 to September 2013. The balance as of March 31, 2012 was $7.0 million.

In December 2011, the Company entered into a lease transaction for certain heavy equipment that is accounted for as a capital lease with an interest rate of 5.2%. The equipment leased has an initial value of $1.4 million. The Company will make monthly payments until the maturity date of November 2013. The balance as of March 31, 2012 was $1.1 million.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2012 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$195,248	$198,250	$195,073	$187,250
Long-term debt	$47,000	$47,000	$-	$-

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

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of March 31, 2012, a total of 4,830,400 options have been granted and 2,557,200 have been forfeited.

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

The Company did not grant any stock options during the three months ended March 31, 2012. The following assumptions were used for the three month period ended March 31, 2011:

Three Month Period Ended March 31, 2011
Risk-free interest rates	2.82%
Expected lives (in years)	7
Expected dividend yield	0.00%
Expected volatility	59.72%

The computation of expected volatility during the three months ended March 31, 2011 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Option activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2011	2,386,700	$22.86		$5.78
Expired
Granted	-	$-		$-
Exercised
Forfeited	(113,500)	$22.53		$7.58
Balance as of March 31, 2012	2,273,200	$22.88	6.37	$5.69
Exercisable as of March 31, 2012	1,748,525	$22.93	6.32	$4.72

Compensation expense associated with stock options for the three months ended March 31, 2012 and 2011 was $0.4 million and $0.5 million, respectively, and is included in selling, general and administrative expenses in the statements of operations. At March 31, 2012 and 2011, the Company had 524,675 and 1,376,075 of nonvested stock option awards, respectively. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $2.4 million at March 31, 2012.  Such amount is expected to be recognized approximately over a period of 3.25 years from March 31, 2012.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Restricted stock activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	994,836	$10.84
Granted	68,750	9.97
Vested	(92,704)	11.17
Forfeited	(46,423)	11.52
Balance as of March 31, 2012	924,459	$10.71

Compensation / charitable contribution expense associated with restricted stock for the three months ended March 31, 2012 and 2011 was $1.1 million and $0.9 million, respectively, and is included in selling, general and administrative expenses in the statements of operations.  The total cost of non-vested stock awards which the Company has not yet recognized at March 31, 2012 was approximately $6.9 million. This amount is expected to be recognized over the next three years.

Employee Stock Purchase Plan: During the third quarter of 2011, the Company launched an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three months ended March 31, 2012 was immaterial to our consolidated financial statements.

NOTE 11 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Net income, attributable to common shareholders	$6,930	$2,789
Basic weighted average shares outstanding	37,039	36,407
Diluted
Shares issuable from the assumed conversion of stock warrants	-	261
Shares issuable from the assumed conversion of stock options	-	-
Total	37,039	36,668
Basic income per share	$0.19	$0.08
Diluted income per share	$0.19	$0.08

For the three months ended March 31, 2012, 2,273,200 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months ended March 31, 2011, 2,814,700 out of the money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information (in thousands):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Interest paid	$1,526	$325
Income taxes paid	$885	$1,915

The following is supplemental disclosure of non-cash investing and financing activities (in thousands):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Option payable recorded against additional paid in capital	$-	$702
Non-cash Multi-client asset recorded as deferred revenue	$1,273	$715

Note payable related to purchase of business	$-	$1,000

Original issue discount on notes payable	$3,000	$-
Non-cash property and equipment additions associated with swap of property and equipment	$7,500	$-
Purchase price not paid at close of acquisition	$2,993	$-

NOTE 13 – SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months ended March 31, 2012 and 2011 (in thousands):

	As of and for the Three Month Period Ended March 31, 2012 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$64,835	$31,276	$-	$96,111
Segment income (loss)	$11,757	$4,974	$(9,801)	$6,930
Segment assets	$67,485	$277,717	$178,395	$523,597

	As of and for the Three Month Period Ended March 31, 2011 (unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$39,041	$37,794	$-	$76,835
Segment income (loss)	$4,809	$7,893	$(9,913)	$2,789
Segment assets	$49,745	$213,860	$176,939	$440,544

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this standard did not materially expand our consolidated financial statement footnote disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for interim and annual periods beginning after December 15, 2011. The amendments should be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. We believe that the adoption of ASU 2011-05 and ASU 2011-12 will not have material impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No.  2011-08, “Testing Goodwill for Impairment (Topic 350):  Intangibles—Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this provision effective for the fiscal year ended December 31, 2011.

NOTE 15 – GUARANTEES OF REGISTERED SECURITIES

On August 3, 2010, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission. Under this registration statement, the Company exchanged $200.0 million of its publicly registered 10½% senior notes due 2017 for a like amount of its privately placed 10½% senior notes due 2017. The debt securities sold are fully and unconditionally guaranteed, on a joint and several bases, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States. The non-guarantor subsidiaries consist of all subsidiaries outside of the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	As of March 31, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$137,840	$47,686	$(64,132)	$121,394
Multi-client library, net	253,728	-	-	253,728
Property and equipment, net	108,620	4,836	-	113,456
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	36,259	(36,259)	-	-
Other non-current assets	34,887	132	-	35,019
TOTAL ASSETS	$571,335	$16,395	$(64,133)	$523,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$123,687	$65,441	$(64,132)	$124,996
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,319	-	-	268,319
Deferred income tax and other non-current liabilities	8,131	-	-	8,131
TOTAL LIABILITIES	400,137	65,441	(64,132)	401,446
Stockholders' equity	171,198	(49,046)	(1)	122,151
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,335	$16,395	$(64,133)	$523,597

	As of December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$139,352	$47,449	$(59,638)	$127,163
Multi-client library, net	232,235	-	-	232,235
Property and equipment, net	113,041	5,379	-	118,420
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	30,807	(30,807)	-	-
Other non-current assets	28,340	215	-	28,555
TOTAL ASSETS	$543,776	$22,236	$(59,639)	$506,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$116,882	$62,742	$(59,638)	$119,986
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,486	-	-	268,486
Deferred income tax and other non-current liabilities	4,339	-	-	4,339
TOTAL LIABILITIES	389,707	62,742	(59,638)	392,811
Stockholders' equity	154,069	(40,506)	(1)	113,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,776	$22,236	$(59,639)	$506,373

	Three Month Period Ended March 31, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$61,003	$38,125	$(3,017)	$96,111
Operating expenses	26,627	36,702	(2,635)	60,694
Selling, general and administrative expenses	7,249	8,674	(382)	15,541
Income (loss) from operations	27,127	(7,251)	-	19,876
Interest income (expense) , net	(7,117)	2	-	(7,115)
Other income (expense), net	(425)	133	-	(292)
Income (loss) before income taxes	19,585	(7,116)	-	12,469
Income tax expense	4,325	1,424	-	5,749
Income (loss) after income taxes	15,260	(8,540)	-	6,720
Net loss, attributable to noncontrolling interests	(210)	-	-	(210)
Net income (loss), attributable to common shareholders	$15,470	$(8,540)	$-	$6,930

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$70,045	$8,342	$(1,552)	$76,835
Operating expenses	48,009	8,327	(1,261)	55,075
Selling, general and administrative expenses	9,362	1,941	(291)	11,012
Income (loss) from operations	12,674	(1,926)	-	10,748
Interest income (expense), net	(5,819)	12	-	(5,807)
Other income (expense), net	833	(17)	-	816
Income (loss) before income taxes	7,688	(1,931)	-	5,757
Income tax expense	2,900	112	-	3,012
Income (loss) after income taxes	4,788	(2,043)	-	2,745
Net loss, attributable to noncontrolling interests	(44)	-	-	(44)
Net income (loss), attributable to common shareholders	$4,832	$(2,043)	$-	$2,789

	Three Month Period Ended March 31, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$42,847	$(3,920)	$-	$38,927
Net cash used in investing activities	(34,284)	(61)	-	(34,345)
Net cash provided by (used in) financing activities	1,470	(589)	-	881
Net increase (decrease) in cash and cash equivalents	$10,033	$(4,570)	$-	$5,463

	Three Month Period Ended March 31, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$55,264	$(1,856)	$-	$53,408
Net cash used in investing activities	(62,661)	(1,230)	-	(63,891)
Net cash provided by financing activities	3,107	-	-	3,107
Net decrease in cash and cash equivalents	$(4,290)	$(3,086)	$-	$(7,376)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q and our Financial Statements for the year ended December 31, 2011 included in our form 10-K (Commission file number: 001-34709).

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

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir Grade® (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, processing and interpretation services. Through these services, we deliver data that enables the creation of high-resolution images of the earth’s subsurface and that reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. Companies participating in the mining, geothermal and carbon sequestration businesses may also use seismic services. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a growing seismic data library and license this data to clients on a non-exclusive basis.

Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and large independent oil and gas companies. We provide seismic data acquisition on a worldwide basis for land, transition zone and shallow marine areas, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts. We also have significant operational experience in most of the major U.S. shale plays, where we believe our high resolution RG3D seismic solutions are particularly well-suited.

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. Our Proprietary Services generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally acquire all rights to the seismic data obtained through such survey. We also generate revenues by providing microseismic monitoring, data processing and interpretation services. Our Multi-client Services generate revenues by selling licenses, on a non-exclusive basis, to data we own as a part of our seismic data library.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Three Month Period Ended March 31,
Revenues by Service	(unaudited)
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$64.8	67%	$39.0	51%
Multi-client Services	31.3	33%	37.8	49%
Total	$96.1	100%	$76.8	100%

	Three Month Period Ended March 31,
Revenues by Area	(unaudited)
	2012		2011
	Amount	%	Amount	%
United States	$49.8	52%	$41.2	54%
International	46.3	48%	35.6	46%
Total	$96.1	100%	$76.8	100%

Revenues. We recorded revenues of $96.1 million for the three months ended March 31, 2012 compared to $76.8 million for the same period ended in 2011, an increase of $19.3 million, or 25%.

We recorded revenues from Proprietary Services of $64.8 million for the three months ended March 31, 2012, compared to $39.0 million for the same period in 2011, an increase of $25.8 million. Of this amount, the increase related to our U.S. Proprietary operations was $15.1 million. In Europe, Africa, and Middle East, the revenues for the three months ended March 31, 2012 increased to $8.8 million compared to zero for the corresponding period in 2011. The increase of $8.8 million was largely driven by an increase in our crew activities in Algeria and Poland.

Multi-client Services generated revenues of $31.3 million for the three months ended March 31, 2012 compared to $37.8 million for the same period of 2011, a decrease of $6.5 million, or 17%.  The $31.3 million in Multi-client Services revenues included $14.7 million of late sale revenues, $15.6 million of pre-commitment revenues, and $1.0 million in Non-cash data swap transactions. This compared to $10.4 million in late sales revenues, $26.4 million of pre-commitment revenues, and $1.0 million in Non-cash data swap transactions during the same period of 2011.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Multi-client revenues
Pre-commitments	$15.6	$26.4
Late sales	14.7	10.4
Subtotal	30.3	36.8
Non-cash data swaps	1.0	1.0
Total revenue	$31.3	$37.8

Operating expense.  Operating expenses, excluding depreciation and amortization increased by $11.2 million to $28.4 million for the three months ended March 31, 2012.  The primary causes of the increases to costs were compensation, including local labor and benefits, subcontractor costs, reimbursable expenses and material and supplies from the ramp up of proprietary projects in international markets for the three months ended March 31, 2012 versus the same period in 2011.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $4.3 million, or 42%, to $14.6 million for the three months ended March 31, 2012.  The SG&A cost increase is primarily due to the bad debt expense recorded for the settlement of disputed receivable and the increased compensation accrual for the three months ended March 31, 2012.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense decreased by $3.7 million, or 11%, to $30.2 million for the three months ended March 31, 2012.  The Multi-client Services amortization expense was $22.4 million for the three months ended March 31, 2012, representing a 71% average amortization rate for the period.  Gross depreciation expense for the quarter ended March 31, 2012 was $10.1 million, of which, $3.0 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.1 million.  Some of our older equipment continues to become fully depreciated. Approximately $2.5 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Gross depreciation expense	$10.1	$12.6
Less: capitalized depreciation for Multi-client library	3.0	4.7
Net depreciation expense	$7.1	$7.9

Amortization of intangibles expense	0.7	0.5
Multi-client amortization expense	22.4	25.5
Total depreciation (net) & amortization expense	$30.2	$33.9

Average Multi-client amortization rate for the period	71%	68%

Interest Expense, Net.  Interest expense, net, increased by $1.3 million, or 22%, to $7.1 million for the three months ended March 31, 2012, compared to $5.8 million for the same quarter of 2011. The increase of interest expense relates to the increased borrowings outstanding under the revolving credit facility and various Promissory Notes.

Other Income (Expense), Net.  Other income (expense), net, was a loss of $0.3 million for the three months ended March 31, 2012 compared to a gain of $0.8 million in the same quarter of 2011. The primary difference related to the foreign exchange loss.

Income Tax Expense (Benefit).  Our income tax expense for the three months ended March 31, 2012 was $5.7 million compared to an expense of $3.0 million in the same period of 2011. The effective income tax rate for the three months ended March 31, 2012 and 2011 was approximately 46.1% and 52.3%, respectively. The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (in thousands, except per share amounts):

	Three Month Period Ended March 31,
	2012		2011

	Amount	Per Share (2)	Amount	Per Share (2)

Net income, attributable to common shareholders	$6,930	$0.19	$2,789	$0.08

Net (loss) income, attributable to non-controlling interests	(210)		(44)
Income tax expense	5,749		3,012
Interest expense, net	7,115		5,807
EBIT (1)	19,584	$0.53	11,564	$0.32

Add: Multi-client amortization	22,356		25,511
Add: Depreciation (net) and intangible amortization	7,862		8,399
EBITDA (1)	$49,802	$1.34	$45,474	$1.24

(1) EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non GAAP measurements.
(2) Calculated using diluted weighted average share outstanding.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases and proceeds from the sale of assets. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews.  Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically as the need arises.

As of March 31, 2012, we had available liquidity as follows (amounts in millions):
March 31, 2012
(unaudited)
Available cash	$27.0
Undrawn borrowing capacity under Revolving Credit Facility	45.9
Net available liquidity	$72.9

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (amounts in millions):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Adjustments to reconcile net income to net cash	$32.3	$38.3
Effects of changes in operating assets and liabilities	6.6	15.1
Operating activities	$38.9	$53.4
Investing activities	$(34.3)	$(63.9)
Financing activities	$0.9	$3.1

Operating Activities.  Net cash provided by operating activities was $38.9 million for the three months ended March 31, 2012 compared to $53.4 million for the same period ended 2011, a decrease of $14.5 million. The primary changes were in net income which increased by $4.1 million and the decrease in accounts receivable, net of $9.9 million, and were offset by the gain on sale of assets increase of $9.4 million, the decrease of $7.3 million in accounts payable and accrued expenses, and the decrease of $11.2 million in deferred revenue.

Investing Activities. Net cash used in investing activities was $34.3 million for the three months ended March 31, 2012 compared to $63.9 million for the same period ended 2011, a decrease of $29.6 million. The decrease was primarily the result of decreased investment in our Multi-client Services library and increased proceeds from the sale of assets.  The following table sets forth our investment in our Multi-client Services library for the period indicated (amounts in millions):

	Three Month Period Ended March 31,
	2012	2011
	(unaudited)
Multi-client investment (period)
Cash	$38.7	$52.1
Capitalized depreciation (1)	3.0	4.7
Non-cash data swaps (2)	2.1	1.6
Total	$43.8	$58.4

Investment (cumulative)
Cash	$446.7	$282.4
Capitalized depreciation (1)	47.0	31.8
Non-cash data swaps (2)	25.5	20.6
Total	519.2	334.8

Cumulative amortization	265.5	156.0
Multi-client net book value	$253.7	$178.8

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities.  Net cash provided by financing activities was $0.9 million in the three months ended March 31, 2012 compared to $3.1 million for the same period in 2011, a decrease of $2.2 million.  The decrease was primarily the result of increased debt issuance costs and increased principal payments on capital leases.

Capital Resources.  On April 30, 2010, we completed the closing of a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. On June 9, 2011, we amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2012 were $60.8 million consisting of purchases of property and equipment of $9.5 million, expenditure related to the like-kind equipment exchange of $7.5 million and investments in our Multi-client Services library of $43.8 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of March 31, 2012 (amounts in millions):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations	$289,017	$14,357	$24,460	$200	$250,000
Capital lease obligations	8,093	6,682	1,411	-	-
Operating lease obligations	2,093	926	1,050	117	-
	$299,203	$21,965	$26,921	$317	$250,000

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of March 31, 2012 was approximately $206 million ($137 million Multi-client Services pre-commitments; $69 million Proprietary Services) compared to $278 million as of March 31, 2011. Backlog as of December 31, 2011 was approximately $201 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the three months ended March 31, 2012, approximately 38% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.1 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012.  Based on that evaluation, the Company’s principal executive, principal financial officer, and principal accounting officer have concluded that these controls and procedures were effective as of March 31, 2012.

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

Item 1A.  Risk Factors

There has been no material changes in the risk factors included in our form 10-K (Commission file number: 001-34709).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: May 4, 2012	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2012	/s/ Jesse Perez, III
Jesse Perez, III
Chief Accounting Officer
(Principal Accounting Officer)