Form 10-Q
period 2012-06-30
Global Geophysical Services Inc
filed 2012-08-03
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes    [  ]                  No   [x]

At August 2, 2012, there were 37,332,096 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,940	$21,525
Restricted cash investments	2,821	5,639
Accounts receivable, net	76,869	86,889
Income and other taxes receivable	3,385	7,060
Prepaid expenses and other current assets	7,587	6,050
TOTAL CURRENT ASSETS	114,602	127,163

MULTI-CLIENT LIBRARY, net	272,790	232,235

PROPERTY AND EQUIPMENT, net	116,512	118,420

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	14,248	9,929

OTHER ASSETS	7,836	6,245

TOTAL ASSETS	$538,369	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,306	$55,764
Current portion of long-term debt	13,896	11,416
Current portion of capital lease obligations	6,300	7,256
Income and other taxes payable	3,020	5,169
Deferred revenue	38,601	39,560
Other payables	4,069	821
TOTAL CURRENT LIABILITIES	107,192	119,986

DEFERRED INCOME TAXES, net	5,465	2,120

LONG-TERM DEBT, net of current portion and unamortized discount	296,201	265,873

CAPITAL LEASE OBLIGATIONS, net of current portion	1,106	2,613

NON-CONTROLLING INTERESTS	1,209	1,469

OTHER LIABILITIES	750	750

TOTAL LIABILITIES	411,923	392,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100.0 million shares authorized, 47.1 million shares and 46.7 million shares issued and 37.3 million shares and 37.0 million shares outstanding at June 30, 2012 and December 31, 2011, respectively	471	467
Additional paid-in capital	249,509	246,104
Accumulated deficit	(27,008)	(36,484)
	222,972	210,087
Less: treasury stock, at cost, 9.7 million shares and 9.7 million shares at June 30, 2012 and December 31, 2011, respectively	96,526	96,525
TOTAL STOCKHOLDERS’ EQUITY	126,446	113,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$538,369	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

REVENUES	$97,372	$85,301	$193,483	$162,136

OPERATING EXPENSES	71,975	65,999	132,668	121,074

GROSS PROFIT	25,397	19,302	60,815	41,062

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	12,086	11,225	27,626	22,236

INCOME FROM OPERATIONS	13,311	8,077	33,189	18,826

OTHER INCOME (EXPENSE)
Interest expense, net	(7,934)	(6,283)	(15,049)	(12,090)
Foreign exchange gain (loss)	(939)	884	(1,049)	1,701
Other expense	(236)	-	(420)	(1)
TOTAL OTHER EXPENSE	(9,109)	(5,399)	(16,518)	(10,390)

INCOME BEFORE INCOME TAXES	4,202	2,678	16,671	8,436

INCOME TAX EXPENSE	1,706	1,943	7,455	4,955

INCOME AFTER INCOME TAXES	2,496	735	9,216	3,481

NET INCOME (LOSS), attributable to non-controlling interests	(50)	150	(260)	106

NET INCOME, attributable to common shareholders	$2,546	$585	$9,476	$3,375

INCOME PER COMMON SHARE
Basic	$0.07	$0.02	$0.26	$0.09
Diluted	$0.07	$0.02	$0.26	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,247	36,431	37,143	36,420
Diluted	37,247	36,749	37,143	36,726

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income, attributable to common shareholders	$9,476	$3,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (net) and amortization expense	63,158	67,531
Non-cash revenue from Multi-client data exchange	(4,442)	(1,057)
Deferred tax expense	3,344	938
Gain on sale of assets	(9,881)	(1,113)
Other	3,586	3,327
Effects of changes in operating assets and liabilities
Accounts receivable, net	10,020	(13,469)
Prepaid expenses and other current assets	(2,234)	(3,241)
Accounts payable and accrued expenses	(14,458)	(1,457)
Deferred revenue	(1,105)	9,625
Other	2,352	(2,816)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,816	61,643

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,949)	(13,966)
Investment in Multi-client library	(79,770)	(102,084)
Investment in unconsolidated subsidiary	(500)	-
Change in restricted cash investments	2,818	(3,240)
Purchase of intangibles	(2,849)	(1,000)
Proceeds from sale of assets	14,107	9,067
NET CASH USED IN INVESTING ACTIVITIES	(85,143)	(111,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	54,733	5,067
Principal payments on long-term debt	(5,453)	(3,093)
Net (payments) proceeds on revolving credit facility	(16,940)	33,500
Debt issuance costs	(1,364)	-
Principal payments on capital lease obligations	(3,665)	(981)
Purchase of treasury stock	(1)	(703)
Issuances of stock, net	432	706
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,742	34,496

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,415	(15,084)

CASH AND CASH EQUIVALENTS, beginning of period	21,525	28,237

CASH AND CASH EQUIVALENTS, end of period	$23,940	$13,153

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2011	$467	$246,104	$(96,525)	$(36,484)	$113,562

Issuance of common stock	4	428	-	-	432

Compensation expense associated with stock grants	-	2,873	-	-	2,873

Charitable contribution expense associated with stock grant	-	104	-	-	104
		.
Purchase of treasury stock	-	-	(1)	-	(1)

Net income	-	-	-	9,476	9,476

Balances at June 30, 2012	$471	$249,509	$(96,526)	$(27,008)	$126,446

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) included herein are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2011.  In the opinion of management, the accompanying unaudited financial information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial information.  Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods.  Certain information in the footnote disclosures normally included in annual consolidated financial statements has been condensed or omitted for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011.Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the classifications in the 2012 consolidated financial statements.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash investments included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Pledged for letters of credit	$2,821	$5,639

Prepaid expenses and other current assets included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Assets held for sale	$4,791	$-
Prepaid expenses	2,279	862
Mobilization costs, net	517	4,220
Note receivable, current portion	-	968
	$7,587	$6,050

The other current assets included certain property and equipment which was identified as held for sale. The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in FASB ASC360, Plant, Property and Equipment. These assets were recorded at the lower of their carrying value or their fair value based on current market conditions.

Accounts receivable, net included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Accounts receivable, trade	$47,415	$65,019
Unbilled	30,170	25,355
Allowance for doubtful accounts	(716)	(3,485)
	$76,869	$86,889

The Company occasionally experiences disagreements or disputes with customers relating to the Company's charges. At December 31, 2011, the Company had disputes of approximately $4.8 million in net receivables which related to charges for the Company's services with certain customers. As of June 30, 2012, these disputes were settled. Bad debt expense of $2.8 million was recorded for the settlement.  Bad debt expense for the three months ended June 30, 2012 and 2011 was zero and $3.0 million, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively.

Other assets included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Debt issuance costs, net	$5,839	$4,877
Investment in unconsolidated subsidiary	823	741
Other	1,174	627
	$7,836	$6,245

NOTE 3 - MULTI-CLIENT SERVICES LIBRARY

Multi-client Services library included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Multi-client library, at cost	$564,062	$475,379
Less: accumulated Multi-client library amortization	291,272	243,144
Multi-client library, net	$272,790	$232,235

Multi-client Services library amortization expense for the three months ended June 30, 2012 and 2011 was $25.8 million and $26.3 million, respectively, and $48.1 million and $51.9 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Machinery and equipment	$315,116	$321,342
Computers and software	18,650	17,077
Buildings	13,601	13,601
Boats	7,634	7,174
Land	2,157	2,157
Furniture and fixtures	143	216
	357,301	361,567
Less: accumulated depreciation	252,327	252,517
	104,974	109,050
Construction in process	11,538	9,370
Property and equipment, net	$116,512	$118,420

The following table represents an analysis of depreciation expense (in thousands):

	Three Month Period Ended June 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$9,519	$11,351
Less: capitalized depreciation for Multi-client library	3,117	4,531
Depreciation (net)	$6,402	$6,820

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$19,584	$23,972
Less: capitalized depreciation for Multi-client library	6,076	9,198
Depreciation (net)	$13,508	$14,774

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Intellectual property	$8,471	$2,901
Customer list	3,984	3,984
Patents	3,913	3,913
Trademark	1,759	1,679
Non-compete agreements	1,057	866
	19,184	13,343
Less: accumulated amortization	4,936	3,414
Total intangible assets, net	14,248	9,929
Goodwill	12,381	12,381
Total goodwill and other intangibles, net	$26,629	$22,310

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended June 30, 2012 and 2011 was $0.8 million and $0.5 million, respectively, and $1.5 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company capitalized $0.3 million and zero, respectively, of development costs related to internal use software to other intangible assets. For the six months ended June 30, 2012 and 2011, the Company capitalized $1.4 million and zero, respectively, of development costs related to internal use software to other intangible assets.

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

The effective income tax rate for the three months ended June 30, 2012 and 2011 was 40.6% and 72.6%, respectively. The effective income tax rate for the six months ended June 30, 2012 and 2011 was 44.7% and 58.7%, respectively.

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

The New Notes are covered under the terms of the Indenture dated March 28, 2012. The Notes and the New Notes are hereinafter referred to as the “Senior Notes”.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of June 30, 2012, the Company was in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $1.2 million and $1.0 million at June 30, 2012 and December 31, 2011, respectively.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of June 30, 2012, the Company was in compliance with all respective covenants.

On July 20, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”), with BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, CREDIT SUISSE AG, CAYMAN ISLANDS BRANCH, as Syndication Agent and a Lender, BARCLAYS BANK PLC, and CITIBANK, N.A (collectively, the “Lenders” and individually, a “Lender”). (See Note 16 for additional information.)

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for our foreign operations.  The balance outstanding under these promissory notes as of June 30, 2012 and December 31, 2011 was $11.3 million and $10.7 million, respectively, at weighted average interest rates of 9.6% and 10.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of June 30, 2012 and December 31, 2011 was $0.8 million and $1.0 million, respectively.

Notes payable - insurance: In April 2011, in exchange for insurance services provided, the Company issued two negotiable promissory notes for $1.4 million and $0.5 million at interest rates of 3.05% and 3.19% per annum, respectively. As of June 30, 2012, they were paid in full.

In April 2012, in exchange for insurance services provided, the Company issued two negotiable promissory notes for $2.5 million and $0.2 million at interest rates of 3.29% and 4.25% per annum, respectively. The notes are due January 8, 2013 and March 21, 2013, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of June 30, 2012 and December 31, 2011, the letters of credit outstanding were $2.8 million and $5.6 million, respectively.

Long-term debt included the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Senior notes	$250,000	$200,000
Revolving credit facility	53,060	70,000
Promissory notes	12,098	11,678
Notes payable - insurance	2,398	538
	317,556	282,216
Less: unamortized discount	7,459	4,927
	310,097	277,289
Less: current portion	13,896	11,416
Long-term debt, net of current portion and unamortized discount	$296,201	$265,873

NOTE 8 – CAPITAL LEASE

In 2011, the Company entered into various sale and leaseback transactions for certain seismic equipment, computer equipment and vehicles that were accounted for as capital leases, with interest rates ranging from 5.0% to 6.3%. The Company received proceeds of $13.2 million and will make monthly payments until maturity dates ranging from March 2013 to September 2013. The balance as of June 30, 2012 was $5.4 million.

In December 2011, the Company entered into a lease transaction for certain heavy equipment that was accounted for as a capital lease with an interest rate of 5.2%. The equipment leased had an initial value of $1.4 million. The Company will make monthly payments until the maturity date of November 2013. The balance as of June 30, 2012 was $0.9 million.

In June 2012, the Company entered into various lease transactions for certain vehicles that were accounted for as capital leases, with interest rates ranging from 1.1% to 3.3%. The equipment leased had an initial value of $1.2 million. The Company will make monthly payments until maturity dates ranging from April 2014 to June 2017. The balance as of June 30, 2012 was $1.1 million.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2012 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$195,428	$189,750	$195,073	$187,250
$50.0 million senior notes	$47,113	$47,438	$-	$-

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 10 - STOCK-BASED COMPENSATION

The Company follows current guidance for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of June 30, 2012, a total of 4,830,400 options have been granted and 2,714,000 have been forfeited.

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

The Company did not grant any stock options during the six months ended June 30, 2012. The following assumptions were used for the six month period ended June 30, 2011:

Six Month Period Ended June 30, 2011
Risk-free interest rates	2.68%
Expected lives (in years)	7
Expected dividend yield	0.00%
Expected volatility	59.08%

The computation of expected volatility during the six months ended June 30, 2011 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Option activity for the six months ended June 30, 2012 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2011	2,386,700	$22.86		$5.78
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(270,300)	22.88		6.84
Balance at June 30, 2012	2,116,400	$22.86	6.12	$5.64
Exercisable as of June 30, 2012	1,704,150	$22.76	6.12	$4.79

Compensation expense associated with stock options for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.4 million, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the statements of income. At June 30, 2012 and 2011, the Company had 412,250 and 938,950 of non-vested stock option awards, respectively. The total cost of non-vested stock option awards which the Company had not yet recognized was approximately $2.1 million at June 30, 2012.  Such amount is expected to be recognized approximately over a period of three years from June 30, 2012.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Restricted stock activity for the six months ended June 30, 2012 is summarized as follows:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	994,836	$10.84
Granted	289,300	9.36
Vested	(186,610)	11.39
Forfeited	(76,061)	11.38
Balance at June 30, 2012	1,021,465	$10.28

Compensation / charitable contribution expense associated with restricted stock for the three months ended June 30, 2012 and 2011 was $1.2 million and $0.8 million, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively, and was included in selling, general and administrative expenses in the statements of income.  The total cost of non-vested stock awards which the Company has not yet recognized at June 30, 2012 was approximately $7.4 million. This amount is expected to be recognized over the next three years.

Employee Stock Purchase Plan: During the third quarter of 2011, the Company launched an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three and six months ended June 30, 2012 was immaterial to our consolidated financial statements.

NOTE 11 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income, attributable to common shareholders	$2,546	$585	$9,476	$3,375
Basic weighted average shares outstanding	37,247	36,431	37,143	36,420
Diluted
Shares issuable from the assumed conversion of stock warrants	-	288	-	276
Shares issuable from the assumed conversion of stock options	-	30	-	30
Total	37,247	36,749	37,143	36,726
Basic income per share	$0.07	$0.02	$0.26	$0.09
Diluted income per share	$0.07	$0.02	$0.26	$0.09

For the three and six months ended June 30, 2012 and 2011, 2,116,400 and 2,104,300 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information (in thousands):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Interest paid	$13,475	$11,325
Income taxes paid	$3,249	$4,017

The following is supplemental disclosure of non-cash investing and financing activities (in thousands):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Non-cash Multi-client asset recorded as deferred revenue	$146	$631

Note payable related to purchase of business	$-	$1,000

Original issue discount on notes payable	$3,000	$-

Non-cash property and equipment additions associated with swap of property and equipment	$7,500	$-

Non-cash property and equipment additions associated with data swap	$1,751	$-

Property and equipment sale financed through note receivable	$-	$920

Property and equipment additions financed through capital leases	$1,202	$-

Purchase price not paid at close of acquisition	$2,993	$-

NOTE 13 – SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	As of and for the Three Month Period Ended June 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$58,578	$38,794	$-	$97,372
Segment income (loss)	$3,014	$7,851	$(8,319)	$2,546
Segment assets	$54,078	$299,731	$184,560	$538,369

	As of and for the Three Month Period Ended June 30, 2011 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$46,449	$38,852	$-	$85,301
Segment income (loss)	$(88)	$8,160	$(7,487)	$585
Segment assets	$62,599	$239,484	$166,789	$468,872

	As of and for the Six Month Period Ended June 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$123,413	$70,070	$-	$193,483
Segment income (loss)	$14,771	$12,826	$(18,121)	$9,476
Segment assets	$54,078	$299,731	$184,560	$538,369

	As of and for the Six Month Period Ended June 30, 2011 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$85,490	$76,646	$-	$162,136
Segment income (loss)	$4,721	$16,053	$(17,399)	$3,375
Segment assets	$62,599	$239,484	$166,789	$468,872

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the six months ended June 30, 2012, there were no recently issued accounting standards that have material impact on our consolidated financial position, results of operations, or cash flows.  Please refer to the discussion about the recently issued accounting standards included in our form 10-K for the year ended December 31, 2011.

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	As of June 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$141,949	$41,669	$(69,016)	$114,602
Multi-client library, net	272,790	-	-	272,790
Property and equipment, net	112,256	4,256	-	116,512
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	32,926	(32,926)	-	-
Other non-current assets	34,382	83	-	34,465
TOTAL ASSETS	$594,304	$13,082	$(69,017)	$538,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$113,752	$62,456	$(69,016)	$107,192
Long-term debt and capital lease obligations, net of current portion and unamortized discount	297,307	-	-	297,307
Deferred income tax and other non-current liabilities	7,424	-	-	7,424
TOTAL LIABILITIES	418,483	62,456	(69,016)	411,923
Stockholders' equity	175,821	(49,374)	(1)	126,446
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,304	$13,082	$(69,017)	$538,369

	As of December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$139,352	$47,449	$(59,638)	$127,163
Multi-client library, net	232,235	-	-	232,235
Property and equipment, net	113,041	5,379	-	118,420
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	30,807	(30,807)	-	-
Other non-current assets	28,340	215	-	28,555
TOTAL ASSETS	$543,776	$22,236	$(59,639)	$506,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$116,882	$62,742	$(59,638)	$119,986
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,486	-	-	268,486
Deferred income tax and other non-current liabilities	4,339	-	-	4,339
TOTAL LIABILITIES	389,707	62,742	(59,638)	392,811
Stockholders' equity	154,069	(40,506)	(1)	113,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,776	$22,236	$(59,639)	$506,373

	Three Month Period Ended June 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$59,787	$40,667	$(3,082)	$97,372
Operating expenses	41,181	33,568	(2,774)	71,975
Selling, general and administrative expenses	7,669	4,725	(308)	12,086
Income from operations	10,937	2,374	-	13,311
Interest income (expense), net	(7,935)	1	-	(7,934)
Other income (expense), net	817	(1,992)	-	(1,175)
Income before income taxes	3,819	383	-	4,202
Income tax expense	995	711	-	1,706
Income (loss) after income taxes	2,824	(328)	-	2,496
Net loss, attributable to noncontrolling interests	(50)	-	-	(50)
Net income (loss), attributable to common shareholders	$2,874	$(328)	$-	$2,546

	Three Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$70,293	$16,900	$(1,892)	$85,301
Operating expenses	51,838	15,835	(1,674)	65,999
Selling, general and administrative expenses	8,804	2,639	(218)	11,225
Income (loss) from operations	9,651	(1,574)	-	8,077
Interest expense, net	(6,283)	-	-	(6,283)
Other income, net	650	234	-	884
Income (loss) before income taxes	4,018	(1,340)	-	2,678
Income tax expense	1,239	704	-	1,943
Income (loss) after income taxes	2,779	(2,044)	-	735
Net income, attributable to noncontrolling interests	150	-	-	150
Net income (loss), attributable to common shareholders	$2,629	$(2,044)	$-	$585

	Six Month Period Ended June 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$120,790	$78,792	$(6,099)	$193,483
Operating expenses	67,807	70,270	(5,409)	132,668
Selling, general and administrative expenses	14,917	13,399	(690)	27,626
Income (loss) from operations	38,066	(4,877)	-	33,189
Interest income (expense), net	(15,052)	3	-	(15,049)
Other income (expense), net	390	(1,859)	-	(1,469)
Income (loss) before income taxes	23,404	(6,733)	-	16,671
Income tax expense	5,320	2,135	-	7,455
Income (loss) after income taxes	18,084	(8,868)	-	9,216
Net loss, attributable to noncontrolling interests	(260)	-	-	(260)
Net income (loss), attributable to common shareholders	$18,344	$(8,868)	$-	$9,476

	Six Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$140,338	$25,243	$(3,445)	$162,136
Operating expenses	99,847	24,162	(2,935)	121,074
Selling, general and administrative expenses	18,166	4,580	(510)	22,236
Income (loss) from operations	22,325	(3,499)	-	18,826
Interest income (expense), net	(12,102)	12	-	(12,090)
Other income, net	1,483	217	-	1,700
Income (loss) before income taxes	11,706	(3,270)	-	8,436
Income tax expense	4,139	816	-	4,955
Income (loss) after income taxes	7,567	(4,086)	-	3,481
Net income, attributable to noncontrolling interests	106	-	-	106
Net income (loss), attributable to common shareholders	$7,461	$(4,086)	$-	$3,375

	Six Month Period Ended June 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$59,328	$488	$-	$59,816
Net cash used in investing activities	(85,057)	(86)	-	(85,143)
Net cash provided by (used in) financing activities	28,983	(1,241)	-	27,742
Net increase (decrease) in cash and cash equivalents	$3,254	$(839)	$-	$2,415

	Six Month Period Ended June 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$64,172	$(2,529)	$-	$61,643
Net cash used in investing activities	(110,715)	(508)	-	(111,223)
Net cash provided by financing activities	34,496	-	-	34,496
Net decrease in cash and cash equivalents	$(12,047)	$(3,037)	$-	$(15,084)

NOTE 16 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

On July 20, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”), with BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, CREDIT SUISSE AG, CAYMAN ISLANDS BRANCH, as Syndication Agent and a Lender, BARCLAYS BANK PLC, and CITIBANK, N.A (collectively, the “Lenders” and individually, a “Lender”). The Company has requested and certain of the Lenders have agreed to increase such Lenders’ respective Commitments and/or extend the expiration thereof on the terms and conditions set forth in the Third Amendment.  Under the Third Amendment, the amount of the maximum permitted borrowings under the Credit Agreement was increased to $85.0 million until the initial Maturity Date of April 30, 2013, at which point the amount of the maximum permitted borrowings goes to $67.5 million and the Maturity Date of the Revolving Credit Facility is extended to April 30, 2014 (the “Extended Maturity Date”). Under the Third Amendment, the Company, as Borrower, has the ability until the Extended Maturity Date to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Credit Agreement. Amendment No. 3 also increased the maximum permitted Senior Notes of the Company issued under the Senior Note Indenture dated as of April 27, 2010 from $75.0 million to $100.0 million.

On July 26, 2012, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission. Pursuant to its effectiveness, under this registration statement, the Company will commence an exchange offer for $50.0 million of its publicly registered 10½% senior notes due 2017 for a like amount of its privately placed 10½% senior notes due 2017.

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

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir Grade® (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, processing and interpretation services. Through these services, we deliver data that enables the creation of high-resolution images of the earth’s subsurface and that reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. Companies participating in the mining, geothermal and carbon sequestration businesses may also use seismic services. We integrate seismic survey design, data acquisition utilizing our proprietary AUTOSEIS® recording technology, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a growing seismic data library and license this data to clients on a non-exclusive basis.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Three Month Period Ended June 30,
Revenues by Service	(unaudited)
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$58.6	60%	$46.4	54%
Multi-client Services	38.8	40%	38.9	46%
Total	$97.4	100%	$85.3	100%

	Three Month Period Ended June 30,
Revenues by Area	(unaudited)
	2012		2011
	Amount	%	Amount	%
United States	$43.3	44%	$42.8	50%
International	54.1	56%	42.5	50%
Total	$97.4	100%	$85.3	100%

Revenues. We recorded revenues of $97.4 million for the three months ended June 30, 2012 compared to $85.3 million for the same period ended in 2011, an increase of $12.1 million, or 14%.

We recorded revenues from Proprietary Services of $58.6 million for the three months ended June 30, 2012, compared to $46.4 million for the same period in 2011, an increase of $12.2 million, or 26%. Of this amount, the increase related to our international Proprietary operations was $11.6 million, largely driven by an increase in our crew activities in Brazil and Kurdistan.

Multi-client Services generated revenues of $38.8 million for the three months ended June 30, 2012 compared to $38.9 million for the same period of 2011, a decrease of $0.1 million.  The $38.8 million in Multi-client Services revenues included $10.6 million of late sale revenues, $24.7 million of pre-commitment revenues, and $3.5 million in Non-cash data swap transactions. This compared to $7.2 million in late sales revenues, $31.6 million of pre-commitment revenues, and $0.1 million in Non-cash data swap transactions during the same period of 2011.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Three Month Period Ended June 30,
	2012	2011
	(unaudited)
Multi-client revenues
Pre-commitments	$24.7	$31.6
Late sales	10.6	7.2
Subtotal	35.3	38.8
Non-cash data swaps	3.5	0.1
Total revenue	$38.8	$38.9

Operating Expense. Operating expenses, excluding depreciation and amortization increased by $8.3 million, or 29%, to $36.8 million for the three months ended June 30, 2012.  The primary causes of the increase were compensation, including local labor and benefits, subcontractor costs and reimbursable expenses for the three months ended June 30, 2012 versus the same period in 2011.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, increased by $0.6 million, or 6%, to $11.2 million for the three months ended June 30, 2012.  The SG&A cost increase was primarily due to the increased compensation accrual for the three months ended June 30, 2012.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense decreased by $0.8 million, or 2%, to $33.0 million for the three months ended June 30, 2012.  The Multi-client Services amortization expense was $25.8 million for the three months ended June 30, 2012, representing an average amortization rate for the period of 66%.  Gross depreciation expense for the quarter ended June 30, 2012 was $9.5 million, of which, $3.1 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $6.4 million.  Some of our older equipment continues to become fully depreciated.  Approximately $2.0 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Three Month Period Ended June 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$9.5	$11.4
Less: capitalized depreciation for Multi-client library	3.1	4.5
Depreciation (net)	$6.4	$6.9

Amortization expense of intangible assets	0.8	0.5
Multi-client amortization expense	25.8	26.4
Depreciation (net) and amortization expense	$33.0	$33.8

Average Multi-client amortization rate for the period	66%	68%

Interest Expense, Net. Interest expense, net, increased by $1.6 million, or 27%, to $7.9 million for the three months ended June 30, 2012, compared to $6.3 million for the same quarter of 2011. The increase of interest expense relates to the increased borrowings outstanding under the revolving credit facility, the New Notes and various Promissory Notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $1.2 million for the three months ended June 30, 2012 compared to a gain of $0.9 million in the same quarter of 2011.The primary difference related to the foreign exchange loss.

Income Tax Expense (Benefit). Our income tax expense for the three months ended June 30, 2012 was $1.7 million compared to $1.9 million in the same period of 2011. The effective income tax rate for the three months ended June 30, 2012 and 2011 was approximately 41% and 73%, respectively. The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Six Month Period Ended June 30,
Revenues by Service	(unaudited)
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$123.4	64%	$85.5	53%
Multi-client Services	70.1	36%	76.6	47%
Total	$193.5	100%	$162.1	100%

	Six Month Period Ended June 30,
Revenues by Area	(unaudited)
	2012		2011
	Amount	%	Amount	%
United States	$93.1	48%	$84.0	52%
International	100.4	52%	78.1	48%
Total	$193.5	100%	$162.1	100%

Revenues. We recorded revenues of $193.5 million for the six months ended June 30, 2012 compared to $162.1 million for the same period ended in 2011, an increase of $31.4 million, or 19%.

We recorded revenues from Proprietary Services of $58.6 million for the three months ended June 30, 2012, compared to $46.4 million for the same period in 2011, an increase of $12.2 million, or 26%. Of this amount, the increase related to our international Proprietary operations was $11.6 million, largely driven by an increase in our crew activities in Brazil and Kurdistan.

Multi-client Services generated revenues of $70.1 million for the six months ended June 30, 2012 compared to $76.6 million for the same period of 2011, a decrease of $6.5 million, or 8%.  The $70.1 million in Multi-client Services revenues included $25.3 million of late sale revenues, $40.3 million of pre-commitment revenues, and $4.5 million in Non-cash data swap transactions. This compared to $17.6 million in late sales revenues, $57.9 million of pre-commitment revenues, and $1.1 million in non-cash data swap transactions during the same period of 2011.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Multi-client revenues
Pre-commitments	$40.3	$58.0
Late sales	25.3	17.6
Subtotal	65.6	75.6
Non-cash data swaps	4.5	1.0
Total revenue	$70.1	$76.6

Operating Expense.  Operating expenses, excluding depreciation and amortization increased by $19.5 million, or 43%, to $65.2 million for the six months ended June 30, 2012. The primary causes of the increases to costs were compensation, including local labor and benefits, subcontractor costs and reimbursable expenses for the six months ended June 30, 2012 versus the same period in 2011.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $5.0 million, or 24%, to $25.8 million for the six months ended June 30, 2012.  The SG&A cost increase was primarily due to the bad debt expense of $2.8 million recorded for the settlement of disputed receivable and the increased compensation accrual for the six months ended June 30, 2012.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense decreased by $4.3 million, or 6%, to $63.1 million for the six months ended June 30, 2012.  The Multi-client Services amortization expense was $48.1 million for the six months ended June 30, 2012, representing a 69% average amortization rate for the period.  Gross depreciation expense for the quarter ended June 30, 2012 was $19.6 million, of which, $6.1 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $13.5 million.  Some of our older equipment continues to become fully depreciated.  Approximately $4.5 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$19.6	$24.0
Less: capitalized depreciation for Multi-client library	6.1	9.2
Depreciation (net)	$13.5	$14.8

Amortization expense of intangible assets	1.5	0.9
Multi-client amortization expense	48.1	51.8
Depreciation (net) and amortization expense	$63.1	$67.5

Average Multi-client amortization rate for the period	69%	68%

Interest Expense, Net.  Interest expense, net, increased by $3.0 million, or 25%, to $15.0 million for the six months ended June 30, 2012, compared to $12.1 million for the same quarter of 2011. The increase of interest expense relates to the increased borrowings outstanding under the revolving credit facility, the New Notes and various Promissory Notes.

Other Income (Expense), Net.  Other income (expense), net, was a loss of $1.5 million for the six months ended June 30, 2012 compared to a gain of $1.7 million in the same quarter of 2011. The primary difference related to the foreign exchange loss.

Income Tax Expense (Benefit).  Our income tax expense for the six months ended June 30, 2012 was $7.5 million compared to $5.0 million in the same period of 2011. The effective income tax rate for the six months ended June 30, 2012 and 2011 was approximately 45% and 59%, respectively. The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

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

	Three Month Period Ended June 30,				Six Month Period Ended June 30,
	2012		2011		2012		2011
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
UNAUDITED	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)

Net income, attributable to common shareholders	$2,546	$0.07	$585	$0.02	$9,476	$0.26	$3,375	$0.09

Net income (loss), attributable to non-controlling interests	(50)		150		(260)		106
Income tax expense	1,706		1,943		7,455		4,955
Interest expense, net	7,934		6,283		15,049		12,090
EBIT(1)	12,136	$0.33	8,961	$0.24	31,720	$0.85	20,526	$0.56

Add: Multi-client amortization	25,771		26,345		48,127		51,855
Add: Net depreciation and other amortization (2)	6,709		6,229		5,149		14,563
EBITDA(1)	$44,616	$1.20	$41,535	$1.13	$84,996	$2.28	$86,944	$2.37

(1) EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non GAAP measurements.
(2) Includes gain (loss) of sale of assets and includes amortization of intangibles.
(3) Calculated using diluted weighted average shares outstanding.

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

As of June 30, 2012, we had available liquidity as follows (amounts in millions):

June 30, 2012
(unaudited)
Available cash	$23.9
Undrawn borrowing capacity under Revolving Credit Facility	16.9
Total available liquidity	$40.8

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (amounts in millions):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Adjustments to reconcile net income to net cash	$65.2	$73.0
Effects of changes in operating assets and liabilities	(5.4)	(11.4)
Operating activities	$59.8	$61.6
Investing activities	$(85.1)	$(111.2)
Financing activities	$27.7	$34.5

Operating Activities.  Net cash provided by operating activities was $59.8 million for the six months ended June 30, 2012 compared to $61.6 million for the same period ended 2011, a decrease of $1.8 million. The decrease was primarily due to the decrease of $13.0 million in accounts payable and accrued expenses, the decrease of $10.7 million in deferred revenue and the increase of gain on sale of assets of $8.8 million offset by the increase in net income of $6.0 million and the decrease in accounts receivable, net of $23.5 million.

Investing Activities.  Net cash used in investing activities was $85.1 million for the six months ended June 30, 2012 compared to $111.2 million for the same period ended 2011, a decrease of $26.1 million. The decrease was primarily the result of decreased investment in our Multi-client Services library and increased proceeds from the sale of assets.  The following table sets forth our investment in our Multi-client Services library for the period indicated (amounts in millions):

	Six Month Period Ended June 30,
	2012	2011
	(unaudited)
Multi-client investment (period)
Cash	$79.8	$102.1
Capitalized depreciation (1)	6.1	9.2
Non-cash data swaps (2)	2.8	1.7
Total	$88.7	$113.0

Investment (cumulative)
Cash	$488.0	$332.4
Capitalized depreciation (1)	50.1	36.3
Non-cash data swaps (2)	26.0	20.6
Total	564.1	389.3

Cumulative amortization	291.3	182.3
Multi-client net book value	$272.8	$207.0

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities. Net cash provided by financing activities was $27.7 million in the six months ended June 30, 2012 compared to $34.5 million for the same period in 2011, a decrease of $6.8 million.  The decrease was primarily the result of increased debt issuance costs and increased principal payments on capital leases and promissory notes.

Capital Resources.  On April 30, 2010, we completed the closing of a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. On June 9, 2011, we amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility. On July 20, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”), with BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, CREDIT SUISSE AG, CAYMAN ISLANDS BRANCH, as Syndication Agent and a Lender, BARCLAYS BANK PLC, and CITIBANK, N.A (collectively, the “Lenders” and individually, a “Lender”). (See Note 16 for additional information.)

Capital Expenditures. Capital expenditures for the six months ended June 30, 2012 were $109.2 million consisting of cash and non-cash investments in property and equipment of $21.9 million, expenditure related to the like-kind equipment exchange of $7.5 million and investments in our Multi-client Services library of $79.8 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of June 30, 2012 (amounts in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations(1)	$317,556	$13,896	$53,460	$250,200	$-
Capital lease obligations	7,406	6,300	1,038	68	-
Operating lease obligations	1,860	858	957	45	-
	$326,822	$21,054	$55,455	$250,313	$-

(1)  Includes unamortized discount.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog as of June 30, 2012 was approximately $174 million ($133 million Multi-client Services; $41 million Proprietary Services) compared to $260 million as of June 30, 2011. Backlog as of March 31, 2012 was approximately $206 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the six months ended June 30, 2012, approximately 42% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $1.0 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012.  Based on that evaluation, the Company’s principal executive, principal financial officer, and principal accounting officer have concluded that these controls and procedures were effective as of June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: August 3, 2012	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2012	/s/ Jesse Perez, III
Jesse Perez, III
Chief Accounting Officer
(Principal Accounting Officer)