Form 10-Q/A
period 2012-06-30
Global Geophysical Services Inc
filed 2012-08-31
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes    [  ]                  No   [x]

At August 2, 2012, there were 37,322,096 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on August 3, 2012 (the “Original Filing Date”), is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect subsequent events occurring after the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed or furnished, as applicable, with the Form 10-Q as filed with the Securities and Exchange Commission on August 3, 2012, and not deemed to be filed with the Securities and Exchange Commission.

**           Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: August 31, 2012	/s/ Richard A. Degner
Richard A. Degner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2012	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 31, 2012	/s/ Jesse Perez, III
Jesse Perez, III
Chief Accounting Officer
(Principal Accounting Officer)