Form 10-Q
period 2012-09-30
Global Geophysical Services Inc
filed 2012-11-02
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes    [  ]                  No   [x]

At November 1, 2012, there were 37,574,604 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,569	$21,525
Restricted cash investments	2,318	5,639
Accounts receivable, net	77,060	86,889
Inventory	11,229	-
Income and other taxes receivable	1,827	7,060
Prepaid expenses and other current assets	10,783	6,050
TOTAL CURRENT ASSETS	126,786	127,163

MULTI-CLIENT LIBRARY, net	288,793	232,235

PROPERTY AND EQUIPMENT, net	108,155	118,420

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	13,726	9,929

OTHER ASSETS	6,556	6,245

TOTAL ASSETS	$556,397	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,276	$55,764
Current portion of long-term debt	15,004	11,416
Current portion of capital lease obligations	5,145	7,256
Income and other taxes payable	3,144	5,169
Deferred revenue	22,848	39,560
Other payables	4,426	821
TOTAL CURRENT LIABILITIES	100,843	119,986

DEFERRED INCOME TAXES, net	7,862	2,120

LONG-TERM DEBT, net of current portion and unamortized discount	310,941	265,873

CAPITAL LEASE OBLIGATIONS, net of current portion	883	2,613

NON-CONTROLLING INTERESTS	1,360	1,469

OTHER LIABILITIES	-	750

TOTAL LIABILITIES	421,889	392,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common Stock, $0.01 par value, 100.0 million shares authorized, 47.3 million shares and 46.7 million shares issued and 37.4 million shares and 37.0 million shares outstanding at September 30, 2012 and December 31, 2011, respectively	473	467
Additional paid-in capital	251,763	246,104
Accumulated deficit	(21,201)	(36,484)
	231,035	210,087
Less: treasury stock, at cost, 9.9 million shares and 9.7 million shares at September 30, 2012 and December 31, 2011, respectively	96,527	96,525
TOTAL STOCKHOLDERS’ EQUITY	134,508	113,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,397	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

REVENUES	$90,214	$110,128	$283,696	$272,263

OPERATING EXPENSES	58,072	88,132	190,740	209,207

GROSS PROFIT	32,142	21,996	92,956	63,056

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	10,867	11,229	38,493	33,465

INCOME FROM OPERATIONS	21,275	10,767	54,463	29,591

OTHER INCOME (EXPENSE)
Interest expense, net	(8,295)	(6,458)	(23,344)	(18,549)
Foreign exchange gain (loss)	(206)	(1,241)	(1,255)	463
Other expense	(1,952)	-	(2,371)	-
TOTAL OTHER EXPENSE	(10,453)	(7,699)	(26,970)	(18,086)

INCOME BEFORE INCOME TAXES	10,822	3,068	27,493	11,505

INCOME TAX EXPENSE	4,864	2,424	12,319	7,379

INCOME AFTER INCOME TAXES	5,958	644	15,174	4,126

NET INCOME (LOSS), attributable to non-controlling interests	151	(239)	(109)	(132)

NET INCOME, attributable to common shareholders	$5,807	$883	$15,283	$4,258

INCOME PER COMMON SHARE
Basic	$0.16	$0.02	$0.41	$0.12
Diluted	$0.16	$0.02	$0.41	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,450	36,808	37,252	36,551
Diluted	37,450	36,809	37,252	36,553

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income, attributable to common shareholders	$15,283	$4,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (net) and amortization expense	107,215	104,429
Non-cash revenue from Multi-client data exchange	(5,246)	(2,016)
Deferred tax expense	5,743	660
Gain on sale of assets	(12,112)	(1,469)
Other	5,860	4,841
Effects of changes in operating assets and liabilities
Accounts receivable, net	9,829	(38,329)
Inventory	(11,229)	-
Prepaid expenses and other current assets	(4,457)	(1,522)
Accounts payable and accrued expenses	(5,487)	12,434
Deferred revenue	(16,858)	(108)
Other	4,771	(1,627)
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,312	81,551

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,133)	(21,500)
Investment in Multi-client library	(129,166)	(144,554)
Investment in unconsolidated subsidiary	(500)	-
Change in restricted cash investments	3,321	(3,202)
Purchase of intangibles	(3,264)	(1,035)
Proceeds from sale of assets	19,417	13,094
NET CASH USED IN INVESTING ACTIVITIES	(132,325)	(157,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	47,829	3,882
Net proceeds from revolving credit facility	60	55,000
Debt issuance costs	(1,804)	-
Principal payments on capital lease obligations	(5,659)	(2,591)
Purchase of treasury stock	(2)	(757)
Issuances of stock, net	633	709
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,057	56,243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,044	(19,403)

CASH AND CASH EQUIVALENTS, beginning of period	21,525	28,237

CASH AND CASH EQUIVALENTS, end of period	$23,569	$8,834

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2011	$467	$246,104	$(96,525)	$(36,484)	$113,562

Issuance of common stock	6	1,151	-	-	1,157

Compensation expense associated with stock grants	-	4,404	-	-	4,404

Charitable contribution expense associated with stock grant	-	104	-	-	104

Purchase of treasury stock	-	-	(2)	-	(2)

Net income	-	-	-	15,283	15,283

Balances at September 30, 2012	$473	$251,763	$(96,527)	$(21,201)	$134,508

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

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Restricted cash investments included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Pledged for letters of credit	$2,318	$5,639

Prepaid expenses and other current assets included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Assets held for sale	$4,803	$-
Prepaid expenses	2,224	862
Mobilization costs, net	1,428	4,220
Note receivable, current portion	2,328	968
Total prepaid expenses and other current assets	$10,783	$6,050

Other current assets included certain property and equipment which was identified as held for sale. The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in FASB ASC 360, Plant, Property and Equipment. These assets were recorded at the lower of their carrying value or their fair value based on current market conditions.

Accounts receivable, net included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Accounts receivable, trade	$48,788	$65,019
Unbilled	28,640	25,355
Allowance for doubtful accounts	(368)	(3,485)
Accounts receivable, net	$77,060	$86,889

The Company occasionally experiences disagreements or disputes with customers relating to the Company's charges. At December 31, 2011, the Company had disputes of approximately $4.8 million in net receivables which related to charges for the Company's services with certain customers. As of September 30, 2012, these disputes were settled. Bad debt expense of $2.8 million was recorded for the settlement. Bad debt expense, net of recovery for the three months ended September 30, 2012 and 2011 was zero and zero, respectively, and $2.6 million and zero for the nine months ended September 30, 2012 and 2011, respectively.

Other assets included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Debt issuance costs, net	$5,986	$4,877
Investment in unconsolidated subsidiary	372	741
Other	198	627
Total other assets	$6,556	$6,245

NOTE 3 - INVENTORY

The Company identified certain recording systems as inventory to be sold to third parties during the three months ended September 30, 2012. Inventory consists primarily of finished products. Inventory is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.

NOTE 4 - MULTI-CLIENT SERVICES LIBRARY

Multi-client Services library included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Multi-client library, at cost	$617,477	$475,379
Less: accumulated Multi-client library amortization	328,684	243,144
Multi-client library, net	$288,793	$232,235

Multi-client Services library amortization expense for the three months ended September 30, 2012 and 2011 was $37.4 million and $29.5 million, respectively, and $85.5 million and $81.3 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Machinery and equipment	$310,767	$321,342
Computers and software	19,438	17,077
Buildings	13,601	13,601
Boats	7,634	7,174
Land	2,157	2,157
Furniture and fixtures	143	216
	353,740	361,567
Less: accumulated depreciation	253,259	252,517
	100,481	109,050
Construction in process	7,674	9,370
Property and equipment, net	$108,155	$118,420

The following table represents an analysis of depreciation expense (in thousands):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Gross depreciation expense	$9,078	$11,186	$28,662	$35,158
Less: capitalized depreciation for Multi-client library	3,216	4,230	9,291	13,429
Depreciation (net)	$5,862	$6,956	$19,371	$21,729

The Company reclassified certain recording systems to inventory during the three month period ended September 30, 2012. The related amount reclassified totaled $11.2 million.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,679
Patents	3,913	3,913
Non-compete agreements	1,056	866
Intellectual property	8,732	2,901
	19,444	13,343
Less: accumulated amortization	5,718	3,414
Total intangible assets, net	13,726	9,929
Goodwill	12,381	12,381
Total goodwill and other intangibles, net	$26,107	$22,310

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years.  Amortization expense for the three months ended September 30, 2012 and 2011 was $0.8 million and $0.4 million, respectively, and $2.3 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, the Company capitalized $0.3 million and zero, respectively, of development costs related to internal use software to other intangible assets. For the nine months ended September 30, 2012 and 2011, the Company capitalized $1.7 million and zero, respectively, of development costs related to internal use software to intellectual property.

NOTE 7 - INCOME TAXES

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

The effective income tax rate for the three months ended September 30, 2012 and 2011 was 44.9% and 79.0%, respectively. The effective income tax rate for the nine months ended September 30, 2012 and 2011 was 44.8% and 64.1%, respectively.

The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

NOTE 8 - LONG-TERM DEBT

Senior Notes: On April 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers (the “Initial Purchasers”), relating to the offer and sale by the Company of $200.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Notes”).  The Company’s net proceeds from the offering were approximately $188.1 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the Notes occurred on April 27, 2010. The Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions in reliance on Regulation S under the Securities Act.

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

On March 23, 2012, the Company entered into a Purchase Agreement (the “New Purchase Agreement”) with Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets, Inc., as representatives of the initial purchasers (the “New Initial Purchasers”), relating to the offer and sale by the Company of $50.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “New Notes”). The Company’s net proceeds from the offering were approximately $47.0 million after deducting the Initial Purchasers’ discounts, offering expenses and original issue discount. The issuance of the New Notes occurred on March 28, 2012. The New Notes were offered and sold to the Initial Purchasers and resold only to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144Aunder the Securities Act, and in offshore transactions in reliance on Regulation S under the Securities Act. On September 5, 2012, the Company offered to exchange up to $50.0 million in aggregate principal amount of the 10.5% senior notes due 2017, which have been registered under the Securities Act of 1933, for any and all of our outstanding unregistered 10.5% senior notes due 2017 issued on March 28, 2012.

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of September 30, 2012, the Company was in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $1.7 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of September 30, 2012, the Company was in compliance with all respective covenants.

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

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for our foreign operations.  The balance outstanding under these promissory notes as of September 30, 2012 and December 31, 2011 was $10.6 million and $10.7 million, respectively, at weighted average interest rates of 9.3% and 10.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of September 30, 2012 and December 31, 2011 was $0.8 million and $1.0 million, respectively.

Notes payable - insurance:  In exchange for insurance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes as of September 30, 2012 and December 31, 2011 was $1.6 million and $0.5 million, respectively, at weighted average interest rates of 3.4% and 3.1%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of September 30, 2012 and December 31, 2011, the letters of credit outstanding were $2.3 million and $5.6 million, respectively.

Long-term debt included the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Senior notes	$250,000	$200,000
Revolving credit facility	70,060	70,000
Promissory notes	11,439	11,678
Notes payable - insurance	1,605	538
	333,104	282,216
Less: unamortized discount	7,159	4,927
	325,945	277,289
Less: current portion	15,004	11,416
Long-term debt, net of current portion and unamortized discount	$310,941	$265,873

NOTE 9 – CAPITAL LEASE

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of September 30, 2012 and December 31, 2011 was $6.0 million and $9.9 million, respectively, at weighted average interest rates of 5.2% and 5.6%, respectively.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2012 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$195,612	$190,250	$195,073	$187,250
$50.0 million senior notes	$47,230	$47,563	N/A	N/A

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 11 - STOCK-BASED COMPENSATION

The Company follows current guidance for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  As of September 30, 2012, a total of 4,830,400 options have been granted and 2,809,600 have been forfeited.

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

The Company did not grant any stock options during the nine months ended September 30, 2012. The following assumptions were used for the nine month period ended September 30, 2011:

Nine Month Period Ended September 30, 2011
Risk-free interest rates	2.68%
Expected lives (in years)	7
Expected dividend yield	0.00%
Expected volatility	59.08%

The computation of expected volatility during the nine months ended September 30, 2011 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Option activity for the nine months ended September 30, 2012 is summarized as follows:
	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2011	2,386,700	$22.86		$5.78
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(365,900)	22.78		6.71
Balance at September 30, 2012	2,020,800	$22.88	5.84	$5.61
Exercisable as of September 30, 2012	1,643,775	$22.76	5.84	$4.78

Compensation expense associated with stock options for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.4 million, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income. At September 30, 2012 and 2011, the Company had 377,025 and 808,750 of non-vested stock option awards, respectively. The total cost of non-vested stock option awards which the Company had not yet recognized was approximately $1.8 million at September 30, 2012.  Such amount is expected to be recognized approximately over a period of 2.75 years from September 30, 2012.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Restricted stock activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	994,836	$10.84
Granted	372,659	8.70
Vested	(298,576)	11.75
Forfeited	(209,655)	10.88
Balance at September 30, 2012	859,264	$9.58

Compensation / charitable contribution expense associated with restricted stock for the three months ended September 30, 2012 and 2011 was $1.2 million and $1.0 million, respectively, and $3.5 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively, and was included in selling, general and administrative expenses in the consolidated statements of income.  The total cost of non-vested stock awards which the Company has not yet recognized at September 30, 2012 was approximately $6.8 million. This amount is expected to be recognized over the next three years.

Employee Stock Purchase Plan: During the third quarter of 2011, the Company launched an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three and nine months ended September 30, 2012 was immaterial to our consolidated financial statements.

NOTE 12 - EARNINGS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income, attributable to common shareholders	$5,807	$883	$15,283	$4,258
Basic weighted average shares outstanding	37,450	36,808	37,252	36,551
Diluted
Shares issuable from the assumed conversion of stock warrants	-	-	-	-
Shares issuable from the assumed conversion of stock options	-	1	-	2
Total	37,450	36,809	37,252	36,553
Basic income per share	$0.16	$0.02	$0.41	$0.12
Diluted income per share	$0.16	$0.02	$0.41	$0.12

For the three and nine months ended September 30, 2012 and 2011, 2,020,800 and 2,513,900 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information (in thousands):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Interest paid	$15,079	$12,095
Income taxes paid	$5,514	$6,719

The following is supplemental disclosure of non-cash investing and financing activities (in thousands):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Non-cash Multi-client asset recorded as deferred revenue	$146	$66
Note payable related to purchase of business	$-	$1,000
Original issue discount on notes payable	$3,000	$-
Non-cash property and equipment additions associated with swap of property and equipment	$7,500	$-
Non-cash property and equipment additions associated with data swap	$1,751	$-
Property and equipment sale financed through note receivable	$-	$644
Property and equipment additions financed through capital leases	$-	$11,377
Purchase price not paid at close of acquisition	$2,993	$-
Investment in unconsolidated subsidiaries	$-	$958

NOTE 14 – SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	As of and for the Three Month Period Ended September 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$30,173	$60,041	$-	$90,214
Segment income (loss)	$1,232	$16,177	$(11,602)	$5,807
Segment assets	$41,659	$331,873	$182,865	$556,397

	As of and for the Three Month Period Ended September 30, 2011 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$60,140	$49,988	$-	$110,128
Segment income (loss)	$(7,905)	$16,240	$(7,452)	$883
Segment assets	$70,080	$272,434	$159,979	$502,493

	As of and for the Nine Month Period Ended September 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$153,585	$130,111	$-	$283,696
Segment income (loss)	$16,003	$29,002	$(29,722)	$15,283
Segment assets	$41,659	$331,873	$182,865	$556,397

	As of and for the Nine Month Period Ended September 30, 2011 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenue	$145,629	$126,634	$-	$272,263
Segment income (loss)	$(3,396)	$32,293	$(24,639)	$4,258
Segment assets	$70,080	$272,434	$159,979	$502,493

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the nine months ended September 30, 2012, there were no recently issued accounting standards that have material impact on our consolidated financial position, results of operations, or cash flows. Please refer to the discussion about the recently issued accounting standards included in our form 10-K for the year ended December 31, 2011.

NOTE 16 – GUARANTEES OF REGISTERED SECURITIES

On August 3, 2010, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission. Under this registration statement, the Company exchanged $200.0 million of its publicly registered 10.5% senior notes due 2017 for a like amount of its privately placed 10.5% senior notes due 2017. The debt securities sold are fully and unconditionally guaranteed, on a joint and several basis, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States.

On July 26, 2012, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission. Under this registration statement, the Company exchanged $50.0 million in aggregate principal amount of its 10.5% Senior Notes due 2017 that have been registered under the Securities Act of 1933, as amended, for an identical principal amount of existing 10.5% Senior Notes due 2017 that were sold in a private offering completed on March 28, 2012. The debt securities sold are fully and unconditionally guaranteed, on a joint and several basis, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	As of September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$154,506	$35,301	$(63,021)	$126,786
Multi-client library, net	288,715	78	-	288,793
Property and equipment, net	104,504	3,651	-	108,155
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	30,374	(30,374)	-	-
Other non-current assets	32,581	82	-	32,663
TOTAL ASSETS	$610,681	$8,738	$(63,022)	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$105,709	$58,155	$(63,021)	$100,843
Long-term debt and capital lease obligations, net of current portion and unamortized discount	311,824	-	-	311,824
Deferred income tax and other non-current liabilities	9,222	-	-	9,222
TOTAL LIABILITIES	426,755	58,155	(63,021)	421,889
Stockholders' equity	183,926	(49,417)	(1)	134,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,681	$8,738	$(63,022)	$556,397

	As of December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$139,352	$47,449	$(59,638)	$127,163
Multi-client library, net	232,235	-	-	232,235
Property and equipment, net	113,041	5,379	-	118,420
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	30,807	(30,807)	-	-
Other non-current assets	28,340	215	-	28,555
TOTAL ASSETS	$543,776	$22,236	$(59,639)	$506,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$116,882	$62,742	$(59,638)	$119,986
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,486	-	-	268,486
Deferred income tax and other non-current liabilities	4,339	-	-	4,339
TOTAL LIABILITIES	389,707	62,742	(59,638)	392,811
Stockholders' equity	154,069	(40,506)	(1)	113,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,776	$22,236	$(59,639)	$506,373

	Three Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$65,883	$26,385	$(2,054)	$90,214
Operating expenses	39,031	20,832	(1,791)	58,072
Selling, general and administrative expenses	7,150	3,980	(263)	10,867
Income from operations	19,702	1,573	-	21,275
Interest income (expense), net	(8,302)	7	-	(8,295)
Other income (expense), net	(2,174)	16	-	(2,158)
Income before income taxes	9,226	1,596	-	10,822
Income tax expense	3,225	1,639	-	4,864
Income (loss) after income taxes	6,001	(43)	-	5,958
Net income, attributable to noncontrolling interests	151	-	-	151
Net income (loss), attributable to common shareholders	$5,850	$(43)	$-	$5,807

	Three Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$83,697	$29,747	$(3,316)	$110,128
Operating expenses	60,784	30,398	(3,050)	88,132
Selling, general and administrative expenses	8,101	3,395	(267)	11,229
Income (loss) from operations	14,812	(4,046)	1	10,767
Interest expense, net	(6,459)	1	-	(6,458)
Other expense, net	(261)	(980)	-	(1,241)
Income (loss) before income taxes	8,092	(5,025)	1	3,068
Income tax expense	1,545	879	-	2,424
Income (loss) after income taxes	6,547	(5,904)	1	644
Net loss, attributable to noncontrolling interests	(239)	-	-	(239)
Net income (loss), attributable to common shareholders	$6,786	$(5,904)	$1	$883

	Nine Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$186,672	$105,177	$(8,153)	$283,696
Operating expenses	106,838	91,102	(7,200)	190,740
Selling, general and administrative expenses	22,067	17,379	(953)	38,493
Income (loss) from operations	57,767	(3,304)	-	54,463
Interest income (expense), net	(23,354)	10	-	(23,344)
Other expense, net	(1,783)	(1,843)	-	(3,626)
Income (loss) before income taxes	32,630	(5,137)	-	27,493
Income tax expense	8,545	3,774	-	12,319
Income (loss) after income taxes	24,085	(8,911)	-	15,174
Net loss, attributable to noncontrolling interests	(109)	-	-	(109)
Net income (loss), attributable to common shareholders	$24,194	$(8,911)	$-	$15,283

	Nine Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$224,036	$54,989	$(6,762)	$272,263
Operating expenses	160,632	54,560	(5,985)	209,207
Selling, general and administrative expenses	26,267	7,975	(777)	33,465
Income (loss) from operations	37,137	(7,546)	-	29,591
Interest income (expense), net	(18,562)	13	-	(18,549)
Other income (expense), net	1,226	(763)	-	463
Income (loss) before income taxes	19,801	(8,296)	-	11,505
Income tax expense	5,684	1,695	-	7,379
Income (loss) after income taxes	14,117	(9,991)	-	4,126
Net loss, attributable to noncontrolling interests	(132)	-	-	(132)
Net income (loss), attributable to common shareholders	$14,249	$(9,991)	$-	$4,258

	Nine Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$91,320	$1,992	$-	$93,312
Net cash used in investing activities	(127,916)	(4,409)	-	(132,325)
Net cash provided by (used in) financing activities	42,958	(1,901)	-	41,057
Net increase (decrease) in cash and cash equivalents	$6,362	$(4,318)	$-	$2,044

	Nine Month Period Ended September 30, 2011 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$82,791	$(1,240)	$-	$81,551
Net cash used in investing activities	(155,859)	(1,338)	-	(157,197)
Net cash provided by financing activities	56,243	-	-	56,243
Net decrease in cash and cash equivalents	$(16,825)	$(2,578)	$-	$(19,403)

NOTE 17 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Three Month Period Ended September 30,
Revenues by Service	(unaudited)
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$30.2	33%	$60.1	55%
Multi-client Services	60.0	67%	50.0	45%
Total	$90.2	100%	$110.1	100%

	Three Month Period Ended September 30,
Revenues by Area	(unaudited)
	2012		2011
	Amount	%	Amount	%
United States	$56.0	62%	$56.8	52%
International	34.2	38%	53.3	48%
Total	$90.2	100%	$110.1	100%

Revenues. We recorded revenues of $90.2 million for the three months ended September 30, 2012 compared to $110.1 million for the same period ended in 2011, a decrease of $19.9 million, or 18.1%.

We recorded revenues from Proprietary Services of $30.2 million for the three months ended September 30, 2012, compared to $60.1 million for the same period in 2011, a decrease of $29.9 million, or 49.8%. Of this amount, the decrease related to our international Proprietary operations was $28.3 million, primarily due to a decrease in our crew activities in Algeria, Colombia, and Brazil.

Multi-client Services generated revenues of $60.0 million for the three months ended September 30, 2012 compared to $50.0 million for the same period of 2011, an increase of $10.0 million, or 20.0%.  The increase was primarily due to the increased Multi-client Services operations in Brazil. The $60.0 million in Multi-client Services revenues included $10.8 million of late sale revenues, $48.5 million of pre-commitment revenues, and $0.7 million in non-cash data swap transactions. This compared to $16.5 million in late sales revenues, $32.5 million of pre-commitment revenues, and $1.0 million in non-cash data swap transactions during the same period of 2011.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Three Month Period Ended September 30,
	2012	2011
	(unaudited)
Multi-client revenues
Pre-commitments	$48.5	$32.5
Late sales	10.8	16.5
Subtotal	59.3	49.0
Non-cash data swaps	0.7	1.0
Total revenues	$60.0	$50.0

Operating expenses. Operating expenses, excluding depreciation and amortization decreased by $35.9 million, or 75%, to $11.7 million for the three months ended September 30, 2012.  The decrease was primarily due to the reduced international active crews for the three months ended September 30, 2012 versus the same period in 2011.

Selling, General and Administrative Expenses. SG&A, excluding depreciation and amortization, decreased by $0.7 million, or 6%, to $9.9 million for the three months ended September 30, 2012.  The SG&A cost decrease was primarily due to the reduced international crew activities for the three months ended September 30, 2012.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense increased by $7.2 million, or 19.5%, to $44.1 million for the three months ended September 30, 2012.  The Multi-client Services amortization expense was $37.4 million for the three months ended September 30, 2012, representing a 62% average amortization rate for the period.  Gross depreciation expense for the period ended September 30, 2012 was $9.1 million, of which, $3.2 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $5.9 million. Approximately $1.9 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the three month period ended (amounts in millions):

	Three Month Period Ended September 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$9.1	$11.2
Less: capitalized depreciation for Multi-client library	3.2	4.2
Depreciation (net)	$5.9	$7.0

Amortization expense of intangible assets	0.8	0.4
Multi-client amortization expense	37.4	29.5
Depreciation (net) and amortization expense	$44.1	$36.9

Average Multi-client amortization rate for the period	62%	59%

Interest Expense, Net. Interest expense, net, increased by $1.8 million, or 28.4%, to $8.3 million for the three months ended September 30, 2012, compared to $6.5 million for the same period of 2011. The increase of interest expense related to the increased borrowings outstanding under the revolving credit facility, the New Notes and various promissory notes.

Other Income (Expense), Net. Other income (expense), net, was a loss of $2.2 million for the three months ended September 30, 2012 compared to a loss of $1.2 million in the same period of 2011. The primary difference related to the write-off of investment in unconsolidated subsidiary of $1.8 million from other assets.

Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 2012 was $4.9 million compared to $2.4 million in the same period of 2011. The effective income tax rate for the three months ended September 30, 2012 and 2011 was approximately 44.9% and 79.0%, respectively. The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011 (unaudited)

The following table sets forth our consolidated revenues for the period indicated (amounts in millions):

	Nine Month Period Ended September 30,
Revenues by Service	(unaudited)
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$153.6	54%	$145.7	54%
Multi-client Services	130.1	46%	126.6	46%
Total	$283.7	100%	$272.3	100%

	Nine Month Period Ended September 30,
Revenues by Area	(unaudited)
	2012		2011
	Amount	%	Amount	%
United States	$149.1	53%	$140.9	52%
International	134.6	47%	131.4	48%
Total	$283.7	100%	$272.3	100%

Revenues. We recorded revenues of $283.7 million for the nine months ended September 30, 2012 compared to $272.3 million for the same period ended in 2011, an increase of $11.4 million, or 4.2%.

We recorded revenues from Proprietary Services of $153.6 million for the nine months ended September 30, 2012, compared to $145.7 million for the same period in 2011, an increase of $7.9 million, or 5.4%. Of this amount, the increase related to our U.S. Proprietary operations was $14.0 million. The international Proprietary Services revenues for the nine months ended September 30, 2012 decreased by $6.1 million compared to the corresponding period in 2011. The decrease of $6.1 million was largely driven by a decrease in our crew activities in Algeria and Colombia.

Multi-client Services generated revenues of $130.1 million for the nine months ended September 30, 2012 compared to $126.6 million for the same period of 2011, an increase of $3.5 million, or 2.8%.  The $130.1 million in Multi-client Services revenues included $36.1 million of late sale revenues, $88.8 million of pre-commitment revenues, and $5.2 million in non-cash data swap transactions. This compared to $34.1 million in late sales revenues, $90.5 million of pre-commitment revenues, and $2.0 million in non-cash data swap transactions during the same period of 2011.

The following table sets forth our consolidated Multi-client Services revenues for the period indicated (amounts in millions):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Multi-client revenues
Pre-commitments	$88.8	$90.5
Late sales	36.1	34.1
Subtotal	124.9	124.6
Non-cash data swaps	5.2	2.0
Total revenues	$130.1	$126.6

Operating expenses.  Operating expenses, excluding depreciation and amortization decreased by $16.4 million, or 18%, to $77.0 million for the nine months ended September 30, 2012. The decrease was primarily due to the reduced international active crews for the nine months ended September 30, 2012 versus the same period in 2011.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $4.3 million, or 14%, to $35.8 million for the nine months ended September 30, 2012.  The SG&A cost increase was primarily due to the bad debt expense of $2.8 million recorded for the settlement of disputed receivable for the nine months ended September 30, 2012.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense increased by $2.8 million, or 2.7%, to $107.2 million for the nine months ended September 30, 2012.  The Multi-client Services amortization expense was $85.5 million for the nine months ended September 30, 2012, representing a 66% average amortization rate for the period.  Gross depreciation expense for the nine months ended September 30, 2012 was $28.7 million, of which, $9.3 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $19.4 million. Approximately $6.4 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the nine month period ended (amounts in millions):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Gross depreciation expense	$28.7	$35.1
Less: capitalized depreciation for Multi-client library	9.3	13.4
Depreciation (net)	$19.4	$21.7

Amortization expense of intangible assets	2.3	1.4
Multi-client amortization expense	85.5	81.3
Depreciation (net) and amortization expense	$107.2	$104.4

Average Multi-client amortization rate for the period	66%	64%

Interest Expense, Net.  Interest expense, net, increased by $4.8 million, or 25.9%, to $23.3 million for the nine months ended September 30, 2012, compared to $18.5 million for the same period of 2011. The increase of interest expense related to the increased borrowings outstanding under the revolving credit facility, the New Notes and various promissory notes.

Other Income (Expense), Net.  Other income (expense), net, was a loss of $3.6 million for the nine months ended September 30, 2012 compared to a gain of $0.5 million in the same period of 2011. The primary difference related to the write-off of investment in unconsolidated subsidiary of $1.8 million from other assets.

Income Tax Expense (Benefit).  Our income tax expense for the nine months ended September 30, 2012 was $12.3 million compared to $7.4 million in the same period of 2011. The effective income tax rate for the nine months ended September 30, 2012 and 2011 was approximately 44.8% and 64.1%, respectively. The Company’s effective income tax rate in 2012 and 2011 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, tax rate differential from non-US operations, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (in thousands, except per share amounts):

	Three Month Period Ended September 30,				Nine Month Period Ended September 30,
	2012		2011		2012		2011
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
UNAUDITED	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)	Amount	Per Share (3)

Net income, attributable to common shareholders	$5,807	$0.16	$883	$0.02	$15,283	$0.41	$4,258	$0.12

Net income (loss), attributable to non-controlling interests	151		(239)		(109)		(132)
Income tax expense	4,864		2,424		12,319		7,379
Interest expense, net	8,295		6,458		23,344		18,549
EBIT(1)	19,117	$0.51	9,526	$0.26	50,837	$1.36	30,054	$0.82

Add: Multi-client amortization	37,413		29,486		85,540		81,341
Add: Depreciation (net) and other amortization (2)	4,414		7,056		9,563		21,618
EBITDA(1)	$60,944	$1.63	$46,068	$1.25	$145,940	$3.92	$133,013	$3.64

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

As of September 30, 2012, we had available liquidity as follows (amounts in millions):

September 30, 2012
(unaudited)
Available cash	$23.6
Undrawn borrowing capacity under Revolving Credit Facility (1)	14.9
Total available liquidity	$38.5

(1) Borrowings under the Revolving Credit Facility are subject to certain limitations under provisions of the Senior Notes Indenture. As of September 30, 2012, undrawn borrowing capacity would have been limited by $1.5 million resulting in net availability of $13.4 million.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (amounts in millions):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Adjustments to reconcile net income to net cash	$116.7	$110.7
Effects of changes in operating assets and liabilities	(23.4)	(29.1)
Operating activities	$93.3	$81.6
Investing activities	$(132.3)	$(157.2)
Financing activities	$41.1	$56.2

Operating Activities.  Net cash provided by operating activities was $93.3 million for the nine months ended September 30, 2012 compared to $81.6 million for the same period ended 2011, an increase of $11.7 million. The increase was primarily due to the increase of $11.0 million in net income, the decrease of $48.2 million in accounts receivable offset by the decrease of $17.9 million in accounts payable and accrued expenses, the decrease of $16.7 million in deferred revenue and the increase of $10.6 million in gain on sale of assets.

Investing Activities.  Net cash used in investing activities was $132.3 million for the nine months ended September 30, 2012 compared to $157.2 million for the same period ended 2011, a decrease of $24.9 million. The decrease was primarily the result of decreased investment in our Multi-client Services library and decreased restricted cash investments.  The following table sets forth our investment in our Multi-client Services library for the period indicated (amounts in millions):

	Nine Month Period Ended September 30,
	2012	2011
	(unaudited)
Multi-client investment (period)
Cash	$129.2	$144.6
Capitalized depreciation (1)	9.3	13.4
Non-cash data swaps (2)	3.6	1.0
Total	$142.1	$159.0

Investment (cumulative)
Cash	$537.2	$374.8
Capitalized depreciation (1)	53.3	40.6
Non-cash data swaps (2)	27.0	19.9
Total	617.5	435.3

Cumulative amortization	328.7	211.8
Multi-client net book value	$288.8	$223.5

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities. Net cash provided by financing activities was $41.1 million in the nine months ended September 30, 2012 compared to $56.2 million for the same period in 2011, a decrease of $15.1 million.  The decrease was primarily the result of reduced net borrowing, increased debt issuance costs and increased principal payments on capital leases and promissory notes.

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

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2012 were $162.1 million consisting of cash and non-cash investments of property and equipment of $25.4 million, expenditure related to the like-kind equipment exchange of $7.5 million and investments in our Multi-client Services library of $129.2 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of September 30, 2012 (amounts in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations (1)	$333,104	$15,004	$67,900	$250,200	$-
Capital lease obligations	6,028	5,145	823	60	-
Operating lease obligations	2,144	943	1,192	9	-
	$341,276	$21,092	$69,915	$250,269	$-

(1) Includes unamortized discount.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog at September 30, 2012 was approximately $132 million ($91 million Multi-client Services; $41 million Proprietary Services) compared to $239 million at September 30, 2011. Backlog at June 30, 2012 was approximately $174 million and at March 31, 2012 was approximately $206 million.

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

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the nine months ended September 30, 2012, approximately 35% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $1.3 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012.  Based on that evaluation, the Company’s principal executive, principal financial officer, and principal accounting officer have concluded that these controls and procedures were effective as of September 30, 2012.

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: November 2, 2012	/s/ Richard C. White
Richard C. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2012	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2012	/s/ Jesse Perez, III
Jesse Perez, III
Chief Accounting Officer
(Principal Accounting Officer)