Form 10-K
period 2012-12-31
Global Geophysical Services Inc
filed 2013-03-05
CIK 1311486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

The aggregate market value of the stock held by non-affiliates of the registrant, as of June 30, 2012, computed by reference to the closing sale price of the registrant’s common stock on the NYSE on such date, was $122.6 million.

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

37,674,903 shares of common stock were outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

GLOBAL GEOPHYSICAL SERVICES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “forecasts,” “may,” “should,” “probably” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

References in this Form 10-K to “GGS,” “Global Geophysical,” “Global,” the “Company,” “our company,” “we,” “us” or “our” refer to Global Geophysical Services, Inc. and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on December 31, and references herein to “fiscal 2012,” “this year” and “fiscal year 2012” refer to our fiscal year ended December 31, 2012.

PART I

Item 1.  Business

(a)	General Development of Business

Our company, Global Geophysical Services, Inc. and its subsidiaries, provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir Grade® (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, processing and interpretation services. Through these services, we deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a growing seismic data library and license this data to clients on a non-exclusive basis.

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

As of December 31, 2012, we owned approximately 138,000 recording channels which are primarily comprised of our new AUTOSEIS® High Definition Recorder (“HDR”) systems. Our recording channels and systems are interoperable which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

Our company is a Delaware corporation incorporated on June 18, 2003.

Our Strengths

We believe that the following strengths provide us with significant competitive advantages:

Our high resolution RG3D seismic solutions

As a result of our extensive experience designing and implementing seismic data acquisition programs in a variety of environments, and our use of the latest technologies available in the industry, we provide our clients with high resolution seismic data. We have an interoperable technology platform comprised of our proprietary AUTOSEIS® HDR systems along with cabled systems. The design of systems are configured in order to perform high channel count seismic data acquisition projects which increase the resolution, or “trace density”, and other advanced attributes of the data. We believe our high resolution RG3D and HDR seismic solutions can help our clients more effectively identify and develop oil and gas reserves.

International footprint with extensive experience operating in challenging environments

We operate globally in many challenging environments including marshes, forests, jungles, arctic climates, mountains and deserts. Our experience includes projects in Mexico, Colombia, Paraguay, Argentina, Chile, Peru, Georgia, Uganda, Algeria, Iraq, Oman, India, Poland and Brazil. In addition, our operations management team has experience operating in over 60 countries. To further extend our footprint and complement our skills, we selectively engage in strategic alliances with foreign partners that enhance our relationships with regional clients, offer commercial and regulatory guidance and provide access to local facilities, equipment and personnel.

Operational efficiency and flexibility

We manage our crews and projects with a focus on efficiency so that our projects may be completed in less time and at a lower cost, thereby improving our margins. The equipment we employ is an important factor in our success, as our common platform allows us to easily and efficiently allocate components and people to meet specific project objectives while also maximizing utilization. Our operational flexibility also allows us to quickly reallocate our equipment and crews across our global operations in response to our business or client needs. This can be particularly important to our clients who face lease expiration deadlines. In addition, our integrated product offering provides us with flexibility to be responsive to our clients’ specific needs.

Blue chip client base

Members of our management team have long-standing relationships with blue chip clients including many NOCs and IOCs. Our technology platform and global operating ability allows us to leverage these relationships throughout the world. Although the terms of our master service agreements with our clients do not guarantee future business, we believe that our status as an approved service provider with numerous industry participants and our past performance with these clients enhances our ability to win new business. Historically, our NOC and IOC clients have represented a significant percentage of our revenues.

Strong operations management team with extensive industry experience and relationships

Our operations management team averages more than 25 years of industry experience in a variety of roles and senior positions at other seismic companies as well as energy and petroleum companies. We believe that the knowledge base, experience and relationships that our management team has built over the years extends our operating capabilities, improves the quality of our services, facilitates access to clients and underlies our strong reputation in the industry.

Multi-client library

As of December 31, 2012, we have grown our Multi-client library to approximately 8,800 square miles with another 1,000 square miles under commitment which we expect to record during 2013. Our library includes data available to license in the Bakken, Eagle Ford, Niobrara, Haynesville and Marcellus shale plays, and the Gulf of Mexico, among others. We recently completed approximately 1,200 miles as Phase I of a regional 2-D program onshore Brazil in the Parnaiba Basin. We commenced acquisition of Phase II during Q1 2013. Although the current focus of data licenses to these surveys are the unconventional resources previously noted, we believe the data will be of value as other prospective zones are identified within the same sedimentary column.

Our Strategies

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of our strategy:

Continue to advance our high resolution RG3D seismic solutions

We intend to continue providing our clients with high resolution seismic technology and processing in order to help our clients make more informed decisions regarding their exploration and development programs. We are committed to providing our clients the most advanced technologies in the market. We have made investments in the design and development of advanced seismic technology such as our proprietary AUTOSEIS® HDR land nodal recording system. We are also using the underlying technology of HDR to develop a tethered seafloor nodal technology. Our land nodal recording systems are intended to operate autonomously and record continuously. Our tethered seafloor nodal systems, if successfully developed, are intended to operate in a wider range of water depths than has historically been possible with cabled systems.  We also expect that our tethered seafloor nodal system will provide higher quality and more cost effective data than that provided by alternative methods. In addition, we have also invested in multi-component recording equipment which provides additional information compared to standard, single component recording channels. To complement our investment in equipment technology, we will continue to develop and expand our processing and interpretation capabilities.

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

Expand our marine services operations

We plan to increase our use of ocean bottom cable and other seafloor recording technologies to extend the application of our high resolution RG3D seismic solutions further into the marine environment. We are currently investing in the design and development of equipment, including seafloor nodal technology, that, if successful, will combine seismic sensors and data recording technology in a manner that does not require electrical cabling or an external power source.

Attract and retain talented, experienced employees

Our senior management and employees have an established track record of successfully executing seismic data projects. Since our inception, we have focused on hiring industry experts with a broad experience base and extensive client relationships and we intend to continue this focus into the future. We believe this valuable mix of skills and relationships will continue to improve our service offerings and facilitate our continued growth.

Industry Overview

Seismic data is acquired by introducing acoustic energy into the earth through controlled seismic energy sources. Seismic energy sources can consist of truck mounted vibration equipment in accessible terrain, explosives such as dynamite in more difficult terrain, or boat mounted air guns in shallow water and marine areas. In environments requiring the use of explosives, shot holes are drilled to the necessary depth and an explosive charge is placed securely in the hole. Vibroseis is a method used to propagate energy signals into the earth over an extended period of time as opposed to the near instantaneous energy provided by impulsive sources such as dynamite. The sound waves created by vibration equipment or dynamite are reflected back to the surface and collected by seismic sensors referred to as “geophones”, which measure ground displacement, or “hydrophones”, which measure pressure waves in marine environments. One or more strategically positioned seismic sensors are connected to a recording channel. Generally speaking, the higher the number of recording channels employed in a given survey, the richer the data set that is produced. A typical project, which in our industry is referred to as a “shoot” or a “seismic shoot”, involves the use of thousands, and sometimes tens of thousands, of channels recording simultaneously over the survey area. Seismic data is used to pinpoint and determine the locations of subsurface features favorable for the collection of hydrocarbons, as well as define the make-up of the sedimentary rock layers and their corresponding fluids.

A seismic survey is acquired with a surface geometry—a grid of seismic energy sources and receivers extending over very large areas. The size of this grid varies with and depends on the size, depth and geophysical characteristics of the target to be imaged. The lines must be accurately positioned, so the location of each source and receiver point is obtained using either GPS, inertial, or conventional optical survey methods depending upon the vegetation and environment in the prospect area. Seismic receivers are deployed on the surface of the area being surveyed at regular intervals and patterns to measure, digitize and transmit reflected seismic energy to a set of specialized recording instruments located. The transportation of cables, geophones and field recording equipment can be by truck, boat or helicopter depending upon the terrain and environment within the area to be imaged.

Two-dimensional (“2D”) seismic data is recorded using straight lines of receivers crossing the earth’s surface, and, once processed, allows geophysicists to only see a profile of the earth. Commercial development of three-dimensional (“3D”) imaging technology began in the early 1980s and was a significant milestone for the industry. 2D seismic data surveys are generally used only to identify gross structural features; 3D seismic data surveys, which provide information continuously through the subsurface volume within the bounds of a survey, have proven effective in providing detailed views of subsurface structures. The increased use of 3D seismic data by the oil and gas industry in the 1980s helped drive significant increases in drilling success rates as better data quality allowed operators to optimize well locations and results. While prior to 1980 all seismic data acquired was 2D, today the vast majority of seismic data acquired is 3D, of which high density 3D is a growing component.

More recently, the seismic industry has seen the development of four-dimensional (“4D”) imaging technology. Also known as time lapse seismic, 4D seismic data incorporates numerous 3D seismic surveys over the same reservoir at specified intervals of time. 4D seismic data is a production tool that can help determine changes in flow, pressure and saturation. By scanning a reservoir over a given period of time, the flow of the hydrocarbons within can be traced and better understood. This is beneficial because, as hydrocarbons are depleted from a field, the pressure and composition of the fluids may change. Additionally, 4D seismic data can help geologists understand how a reservoir reacts to gas injection or water flooding and can help locate untapped pockets of oil or gas within the reservoir.

Multi-component recording equipment outlines both compressional and shear waves given off by a seismic source. The additional data collected through multi-component recording equipment helps to provide geologists and geophysicists a greater understanding of the properties of subsurface structures.

Microseismic monitoring consists of data acquisition, processing, and analysis and interpretation services associated with the seismic energy emitted during the hydraulic fracturing stimulation of oil and natural gas wells.  Monitoring and mapping microseismic events better enables our customers to evaluate the effectiveness of their planned hydraulic fracture treatments and associated fracture generation. Continued and coordinated monitoring and mapping efforts can provide an understanding of the interdependency of stimulation effects between wells and aid field development, reservoir management and production optimization.

Seismic data processing operations use complex mathematical algorithms to transform seismic data acquired in the field into 2D profiles, or 3D volumes of the earth’s subsurface or 4D time-lapse seismic data. These images are then interpreted by geophysicists and geologists for use by oil and gas companies in evaluating prospective areas, designing drilling programs, selecting drilling sites and managing producing reservoirs.

Seismic data acquisition can be further delineated by the environment of operation as set forth below:

Land seismic data acquisition

For land applications, geophones are buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Burying geophones in the ground is a manual process and may involve anywhere from a few to more than 100 people depending on the size of the seismic crew and the terrain involved. Cables that connect the geophones to cabled recording systems may also be deployed manually, or in some cases, automatically from a vehicle depending on the terrain. The acoustic source for land seismic data acquisition is typically a fleet of large hydraulic vibrator trucks, but may also be explosives detonated in holes drilled for such purposes.

On a typical land seismic survey, the seismic recording crew is supported by a surveying crew and a drilling crew. The surveying crew lays out the receiver locations to be recorded and, in a survey using an explosive source, identifies the sites where the drilling crew creates the holes for the explosive charges that produce an acoustical impulse. In other surveys, a mechanical vibrating unit, such as a vibrator truck, is used as the seismic energy source. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. A fully staffed seismic land crew typically consists of at least one party manager, one instrument operator, head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey.

Expanded usage of nodal systems is altering the traditional construct of seismic crew activity. In some instances, there are opportunities to consolidate functions and processes and drive improvements in efficiency and productivity.

Transition zone seismic data acquisition

In the transition zone area where land and water come together, elements of both land data acquisition and shallow marine data acquisition are employed. Transition zone seismic data acquisition is similar to ocean bottom cable applications in that both hydrophones and geophones are lowered to the ocean floor. However, due to the shallow water depths, only small vessels and manual labor can be used to deploy and retrieve the cables. Additionally, the source vessels and source arrays must be configured to run in shallow water. In transition zone areas consisting of swamps and marshes, explosives must be used as an acoustic source in addition to air guns. Our equipment allows us to record a seamless line from land, through the transition zone, and into the shallow marine environment.

Marine seismic data acquisition

In marine environments, large ships typically tow streamer arrays that contain the sensors used to acquire seismic data. In shallow water, the ocean bottom cable method, where cables with attached geophones and hydrophones are placed directly on the bottom, is more common due to superior data quality and the ability of the smaller ships to get into the shallow water. More recently, marine nodal recording systems have been introduced that, like our AUTOSEIS® HDR land recording nodes, no longer require cables connecting each recording instrument back to centralized recording systems. These new marine nodal systems are primarily utilized in shallow water environments. In all cases, high-pressure air gun arrays serve as the seismic energy source. Currently, we are capable of performing shallow marine surveys in water depths up to approximately 250 feet. We do not participate in towed streamer seismic data acquisition.

We believe the following industry trends should benefit our business and provide the basis for our long-term growth:

Demand for new energy resources combined with increasing difficulty of locating and producing new oil reserves

According to the International Energy Agency, worldwide oil demand is expected to grow by approximately 14% by 2035. To meet growing world demand and to offset steep decline rates from existing proved oil resources, significant quantities of new oil reserves must be discovered. Accordingly, exploration and production companies are increasingly required to access reservoirs that are typically smaller, deeper or have other complex characteristics. In addition, existing fields which have previously been shot with older technologies are being re-shot with newer, high resolution seismic technology in an effort to increase production, identify previously bypassed reserves, and locate new prospective drilling locations.

Increased industry focus on unconventional plays, including shales and tight reservoirs in North America and internationally

Technical advances in horizontal drilling and new well completion techniques have greatly enhanced the ability of oil and gas companies to produce oil, natural gas liquids and natural gas from unconventional resource plays such as the shales and other tight reservoir plays across the U.S. As a result, domestic shale resources have become a significant contributor to recent increases in oil and natural gas production and reserves. In particular, seismic data is useful in designing drilling programs to avoid unfavorable geologic formations or zones related that may increase drilling costs. Using the experience derived from the development of domestic shales, exploration and production companies have also begun to focus on shale and tight reservoir resources on a global scale. Because many of these resources are located in areas that have not experienced significant historical oil and gas production, large amounts of new seismic data will be required as companies delineate the extent of shales and evaluate drilling inventories and leasing opportunities. High resolution 3D seismic data, such as that obtained through our RG3D seismic solutions, is also commonly used to formulate and implement completion techniques in shale reservoirs.

Significant advances in seismic data technologies

We believe that recent advances in seismic data equipment, technologies and processing capabilities, such as those that enable our high resolution RG3D seismic solutions, have improved not only the efficiency of seismic data acquisition but also the usefulness of the data provided. We believe that advances in nodal recording technologies, such as our AUTOSEIS® HDR system, are expanding the feasibility of certain seismic data acquisition programs that were heretofore not commercially viable. We believe that demand for our services will increase as clients become familiar with the benefits of more advanced seismic technologies, including higher density 3D and multi-component seismic data which uses multiple geophones or accelerometers to record all components of reflected acoustic energy. While seismic data historically has been used solely as an exploration tool, higher resolution seismic images are now used in applications such as designing drilling programs, formulating well completion techniques and for 4D reservoir monitoring.

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

Our company is comprised of two business segments: Proprietary Services and Multi-client Services. The contribution of each business segment to net sales and operating income (loss), as well as, the identifiable assets attributable to each business segment, are set forth in Note 12 of the Notes to Consolidated Financial Statements.

(c)	Narrative Description of Business

Description of Business Segments

Proprietary Services

We provide our clients seismic data acquisition, microseismic monitoring, data processing, and interpretation services on a proprietary basis where our clients ultimately own the output of our efforts. For our seismic data acquisition services, our clients typically request a bid for a seismic survey based on their survey design specifications. In some cases, we are shown a prospect area and asked to propose and bid on a survey of our own design. In other cases, we may be able to propose modifications in the process or scope of a proposed project in ways intended to create value for our customers, in which case we are able to propose and bid on an alternative survey design. Once the scope of the work is defined, either we or the client will undertake to obtain the required land access consents and permits. Once the required consents and permits are obtained, we survey the prospect area to determine where the energy sources and receivers would be best located. Our crews then place the geophones and energy sources into position, activate the energy sources, collect the data generated and deliver the data sets to the client. In some cases, data interpretation and processing is included in the total package bid, and in others it is bid separately. Where possible, we seek to combine our seismic data acquisition with processing and interpretation services. Throughout the entire process, we coordinate with our client in an effort to add value at each stage of seismic data acquisition, processing and interpretation. We believe that this integrated offering of seismic data services allows us to sell multiple or bundled services that offer our clients greater value and helps us to capture the highest available margins. During fiscal years 2012, 2011 and 2010, revenues from our Proprietary Services accounted for 54%, 54% and 47% of total revenues, respectively.

Multi-client Services

We also offer seismic data acquisition services in a Multi-client structure. Our Multi-client Services projects differ from our Proprietary Services projects in that we set the specifications of the program (with some input from our clients), generally handle all aspects of the acquisition, from permitting to processing, and maintain ownership of the seismic data and associated rights after the project is completed, including any future revenue stream. In return for their participation in a Multi-client Services project, our customers receive a non-exclusive license to a designated portion of the underlying seismic data acquired.

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

In addition to acquiring seismic data sets through our Multi-client seismic shoots, in certain cases we will grant a non-exclusive license to a specific seismic data set to a client in exchange for ownership of complementary proprietary seismic data owned by that client.

We believe that offering seismic data acquisition services in a Multi-client structure and licensing the data from our library can be an effective business strategy when risks are managed properly. The efficiencies we create by acquiring Multi-client seismic surveys allow oil and gas exploration companies to acquire seismic data at a lower cost and with less risk. Historically, we achieved pre-funding commitment (“pre-commitments”) levels of 67% of our cash investment in the portfolio. For programs commencing in 2012, we began to target pre-commitment levels of 100% or greater to further reduce our risk exposure in new Multi-client Services projects.

Description of Recent Developments

We have invested in the development of AUTOSEIS® land and marine nodal technologies and believe that such investments will benefit both our Proprietary Services and Multi-client Services segments.

The AUTOSEIS® HDR is the Company’s primary recording platform for seismic data acquisition.  The HDR is the primary recording platform for Global's microseismic frac monitoring services. Its deployment combined with a patent pending array design has enabled the recording of higher fidelity data. We leverage the continuous recording capability of the HDR to provide passive monitoring capabilities, complementing active source seismic programs. The Company continues to broaden its data processing, analysis and interpretation services offerings.

Sources and Availability of Equipment

We have developed and source our own HDR land nodal recording instrumentation through our subsidiary, Autoseis, Inc. The AUTOSEIS® HDR system has become our primary recording platform and we expect this to continue going forward. The AUTOSEIS® HDR system is interoperable with cabled recording system. In addition, we obtain our seismic vibrator equipment from INOVA Geophysical, a joint venture between Bureau of Geophysical Prospecting Limited (“BGP”), a competitor and wholly owned subsidiary of China National Petroleum Company, and ION Geophysical Corporation (“ION”).

Patents and Trademarks

We own or have licenses under patents and registered trademarks which are used in connection with our activity in all business segments. Some of the patents or licenses cover significant processes used to provide our services. The trademarks are important to the overall marketing and branding of our business. The majority of our trademarks are registered.

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

Customer Base

In fiscal year 2012, one NOC represented more than 10% of our total sales at 15%. No other customers represented more than 10% of our sales. In 2012, we had 39 customers that each represented more than $1 million in revenues. Two customers each represented more than 10% of our Proprietary Services segment revenues at 29% and 14%, respectively. Three customers represented more than 10% of Multi-client Services segment revenues at 16%, 12% and 11%, respectively. By the nature of our business, it is common for our top customers to change from year to year.

Backlog

Our backlog represents contracts for services that have been entered into but which have not yet been completed. At December 31, 2012, we had a backlog of work to be completed on contracts of approximately $101 million. Of this amount, approximately $28 million is international and $73 million is North America. Of the $101 million in backlog, approximately $35 million is for Proprietary Services and $66 million is for Multi-client Services. At December 31, 2011, we had a backlog of work to be completed on contracts of $201 million.

The decrease in backlog for fiscal year 2012 is primarily the result of the timing of award of contracts and a decrease in new Multi-client Services operations. Due to the timing of our contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the fiscal year 2013. Most projects we perform can be completed in a short period of time, typically several months. Larger projects may take a year or more to be completed. Generally, mobilization starts shortly after the signing of the contract. Additionally, contracts for services are occasionally modified by mutual consent of the parties and in some instances may be cancelled by the customer on short notice without penalty under certain circumstances. As a result, along with projects extending beyond fiscal year 2013, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

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

Seismic data acquisition is generally paid for on a turnkey or term rate (also referred to as “day-rate”) basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Term rate contracts provide for payments based on agreed rates per units of time, which are typically expressed in number of days. Our contracts generally contain provisions that require our clients to pay a standby rate for periods during which a project is delayed. However, these provisions may not cover all instances of delay, or may be limited in duration.

Our contracts generally permit our clients to terminate a contract upon payment of a fee in some instances. Our contracts generally provide for a lesser fee if a client elects to terminate before we have mobilized.

Our international agreements generally require arbitration for contract dispute resolution. We endeavor to have these international arbitrations conducted in London under English law and in English. We have been generally successful in obtaining such provisions, except in contracts for services in Latin America which tend to require arbitration in the local country and in Spanish.

Most of our contracts provide for payment in U.S. dollars. Often we elect to receive a portion of a contract payment in the local currency for use in paying local payroll and other local expenses.

Competitive Conditions

Seismic data services for the oil and gas industry have historically been highly competitive. Success in marketing seismic services is based on several factors, including price, crew experience, equipment availability, technological expertise, reputation for quality, dependability and health, safety and environmental performance.

As of December 31,2012, we considered our principal competitors to be Bureau of Geophysical Prospecting Limited (“BGP” — a subsidiary of Chinese National Petroleum Corporation), Compagnie Générale de Géophysique-Veritas (“CGG”), Dawson Geophysical Company, Geokinetics, Inc., Seitel, Inc., TGC Industries, Inc., and WesternGeco (a business segment of Schlumberger).

Environmental Disclosures and Regulation

Our operations are subject to a variety of federal, state and local laws and regulations governing various aspects of our operations. Our use of explosives is regulated in the United States by the Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATFE”), which has issued us a license to use explosives. We are also subject to certain environmental laws regarding removal and clean-up of materials that may harm the environment. In countries outside the United States, we are subject to similar requirements, and also rely on customer requirements and industry guidelines either in addition to or in lieu of applicable legal requirements. We believe we conduct our operations in substantial compliance with applicable laws and regulations governing our business.

We developed our Health, Safety, Environment and Quality (“HSEQ”) Management System in accordance with the guidelines of the International Association of Oil and Gas Producers (“OGP”), as set forth in OGP Report Number 210, “Guidelines for the Development and Application of Health, Safety and Environmental Management Systems”. Our HSEQ Management System describes how we manage health and safety risk, process risk, environmental matters relating to our business, including the impact our operations may have on the communities in which we operate and our relationships with customers, contractors and suppliers. We have designed our HSEQ Management System to complement our clients’ HSEQ management systems so that we may achieve a seamless structure for managing projects.

Employees

Our senior management and employees have an established track record of successfully executing seismic data projects. Since our inception, we have focused on hiring industry experts with a broad experience base and extensive client relationships and we intend to continue this focus into the future. We believe this valuable mix of skills and relationships will continue to improve our service offerings and facilitate our continued growth. As of December 31, 2012, we had approximately 1,200 employees serving in various capacities.

(d)	Financial Information about Domestic and Foreign Operations

Revenues within the United States accounted for approximately 52% of our total revenues in 2012. Operations outside the  United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Revenues and assets within the United States and internationally for the fiscal years ended December 31 were as follows (in millions):

	Revenues			Assets
	2012	2011	2010	2012	2011	2010

United States	$176.8	$205.0	$145.7	$517.0	$428.0	$303.1
International	$162.2	$180.4	$109.0	$35.9	$78.4	$110.2

(e)	Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all required amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically.

All of our reports and materials filed with the SEC are available free of charge through our website, http://www.globalgeophysical.com, as soon as reasonably practical, after we have electronically filed such material with the SEC. Information about our Board Members, Board’s Standing Committee Charters, and Code of Business Conduct and Ethics are also available, free of charge, through our website. We reserve the right to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulations S-K (17 CFR 228.406(b)), by posting such amendment or waiver on our website within four business days following the date of the amendment or waiver. The contents of our website are not, however, a part of this Form 10-K.

Item 1A.  Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed immediately preceding Item 1A. of this Form 10-K. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The risk factors should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes incorporated by reference in this Form 10-K. Because of the following risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

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

Our operating results may vary in material respects from quarter to quarter and may continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for seismic data acquisition, processing or interpretation and clients’ budgetary cycles, both of which are beyond our control. Furthermore, in any given period, we could have idle crews which result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews. Additionally, due to location, service line or particular project, some of our individual crews may achieve results that are a significant percentage of our consolidated operating results. Should one or more of these crews experience significant changes in timing, our financial results could be subject to significant variations from period to period. Combined with our high fixed costs, these revenue fluctuations could have a material adverse effect on our results of operations in any fiscal period.

Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. This difficulty is due primarily to working capital requirements related to our seismic data services where our revenues vary in material respects as a result of, among other things, the timing of our projects, our clients’ budgetary cycles and our receipt of payment. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. Restrictions in our debt agreements may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

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

We have had losses and there is no assurance of our profitability for the future.

We showed a net profit of $5.7 million in 2011 and experienced a net loss of $13.3 million in 2012 and $39.7 million in 2010. We cannot assure you that we will be profitable in future periods.

We have supply arrangements with a limited number of key suppliers, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

Historically, we have purchased substantially all of our seismic data acquisition equipment from two key suppliers, Sercel and ION. Beginning in 2011, we sourced our principal seismic nodal systems from Autoseis, Inc., our wholly owned subsidiary. The systems are manufactured under an exclusive arrangement with Creation Technologies, a U.S. supplier of electronics. If our key supplier discontinues operations or otherwise refuses to honor its supply arrangements with us, we may be required to enter into agreements with alternative suppliers on terms less favorable to us, which could result in increased product costs and longer delivery lead times.

Key suppliers or their affiliates may compete with us.

We purchase seismic vibrator equipment manufactured by a joint venture between ION and BGP, which is a competitor of ours. There are a limited number of companies which manufacture this equipment in addition to ION. If ION chooses to no longer sell this equipment to us, or to no longer sell such equipment to us on commercially reasonable terms, whether as a result of competitive pressures or otherwise, we may be required to use less suitable replacement equipment which could impair our ability to execute our business solutions for customers.

We are dependent upon a small number of significant clients. Additionally, from time to time a significant portion of our revenues are generated by a single project.

We derive a significant amount of our revenues from a small number of oil and gas exploration and development companies. During the year ended December 31, 2012, we had one client which accounted for more than 10% of our revenues. While our revenues are derived from a concentrated client base, our significant clients may vary between years. If we lose one or more major clients in the future, or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

Additionally, from time to time, a significant portion of our revenues are generated by a single project. Our dependence from time to time on a single project for a significant percentage of our revenues may result in significant variability of our earnings from period to period as these projects are completed.

We cannot assure you that NOC and IOC clients will continue to generate the majority, or even a significant percentage, of our revenues. Smaller or less capitalized oil and gas exploration and production companies may be forced to reduce their budgets for seismic data acquisition services in periods of depressed or declining commodity prices. Our dependence on customers other than NOCs and IOCs for the majority of our revenues could expose us to greater earnings volatility.

Historically, our NOC and IOC clients have represented a significant percentage of our revenues. Smaller or less capitalized oil and gas exploration and production companies may be required to sharply reduce their expenditures for seismic data acquisition services in periods of depressed or declining commodity prices. Our dependence on customers other than NOCs and IOCs for the majority of our revenues could expose us to greater earnings volatility.

Revenues derived from our projects may not be sufficient to cover our costs of completing those projects. As a result, our results of operations may be adversely affected.

Our revenues are determined, in part, by the price we receive for our services, the productivity of our crews and the accuracy of our cost estimates. Our crews’ productivity is partly a function of external factors, such as seasonal variations in the length of days, weather, including the onset of monsoons, difficult terrain and marine environments, and third party delays, over which we have no control. In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs. If our crews encounter operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary, and in some cases, may be adversely affected. We have in the past experienced cost over-runs that caused the costs from a particular project to exceed the revenues from that project and we cannot assure you that this will not happen again.

Many of our projects are performed on a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and extra work, which is subject to client approval, is billed separately. The revenues, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, the performance of subcontractors, and any other similar conditions. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. These variations, delays and risks inherent in billing clients at a fixed price may result in us experiencing reduced profitability or losses on projects.

From time to time we experience disputes with our clients relating to the amounts we invoice for our services, particularly with respect to billings relating to standby time. The exercise of remedies against clients in connection with our collection efforts could negatively affect our ability to secure future business from those clients.

Our contracts for seismic data acquisition services typically include provisions that require payment to us at a reduced rate for a limited amount of time if we are unable to record seismic data as a result of weather conditions or certain other factors outside our control, including delays caused by our clients. From time to time we experience disputes with our clients relating to the amounts we invoice for our services. For example, as of December 31, 2012, we had disputes with certain customers which relate to charges for our services. The exercise of our contractual remedies against these or other clients in connection with our collection efforts could negatively affect our relationship with these clients, and could result in the loss of future business which in turn could negatively affect our earnings in future periods.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to continue investing in, or otherwise acquire, the latest technology, we may not be able to compete effectively.

The development of seismic data acquisition, processing and interpretation equipment has been characterized by rapid technological advancements in recent years and we expect this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages relative to systems now in use that either renders the equipment we currently use obsolete or require us to make substantial capital expenditures to maintain our competitive position. Additionally, a number of seismic equipment manufacturers are affiliated with or are otherwise controlled by our competitors. If any such equipment manufacturer developed new equipment or systems and, for competitive reasons or otherwise, declined to sell such equipment or systems to us, we could be placed at a competitive disadvantage. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition to our continuing investment in seismic data acquisition equipment from third party suppliers, we are also currently investing in the design and development of our own land and sea floor nodal technology. However, we may not be successful in developing and deploying this technology in a manner that is technologically or commercially viable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures.”

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

Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of a successful new product introduction. In addition, it may be difficult to ensure performance of new products and services in accordance with our revenues, margin, and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of the seismic industry, if any of these risks materialize, the future demand for our products and services, and our future results of operations, may suffer.

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

We face risks related to inventory.

In addition to risks described elsewhere in this Item 1A relating to effectively managing inventory levels, we are exposed to inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in customer demand and other factors. We endeavor to accurately predict these trends and avoid shortages or excess or obsolete inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Any one of the inventory risk factors set forth above may adversely affect our operating results.

Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

Our backlog estimates represent those seismic data acquisition projects for which a client has executed a contract and has a scheduled start date for the project as well as unrecognized pre-committed funding from our Multi-client Services segment. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts and our valuation of assets, such as seismic data, to be received by us as payment under certain agreements. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. Contracts for services are also occasionally modified by mutual consent. Because of potential changes in the scope or schedule of our clients’ projects, we cannot predict with certainty when or if our backlog will be realized. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. In addition, the contracts in our backlog are cancelable by the client. Material delays, payment defaults or cancellations could reduce the amount of backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues.

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

•
Regulatory changes that affect companies’ ability to drill, either generally or in a specific location where we have acquired seismic data, could materially adversely affect the value of the seismic data contained in our library. Technology changes could also make existing data sets obsolete. Additionally, each of our individual surveys has a limited book life based on its location and oil and gas companies’ interest in prospecting for reserves in such location, so a particular survey may be subject to a significant decline in value beyond our initial estimates.

•
The value of our Multi-client data could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

•
The cost estimates upon which we base our pre-commitments of funding could be wrong, which could result in losses that have a material adverse effect on our financial condition and results of operations.

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

We are subject to high fixed costs which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition, processing and interpretation equipment and certain crew costs. Because some of our equipment is new or nearly new, we believe that our depreciation expense relative to our revenues could be higher than that of many of our competitors. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could reduce our profitability and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

Our results of operations could be adversely affected by goodwill or long-lived asset impairments.

We periodically review our portfolio of equipment for impairment. A prolonged downturn could affect the carrying value of our goodwill and require us to recognize a loss. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our equipment if the future cash flows anticipated to be generated from the related equipment falls below net book value. A decline in oil and natural gas prices, if sustained, can result in future impairments. In addition, changes in industry conditions, such as changes in applicable laws and regulations, could affect the usefulness of our Multi-client seismic data library to oil and gas companies, thereby requiring us to write down the value of our seismic data library. If we are forced to write down the value of our assets, these non-cash asset impairments could negatively affect our results of operations in the period in which they are recorded. See discussions of “Asset Impairment” and “Goodwill” included in Note 2 “Summary of Significant Accounting Policies.”

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

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”), BATFE, the Bureau of Land Management (“BLM”) and analogous state agencies in the United States and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with these laws and regulations and any licenses and permits issued under them, oftentimes requiring difficult and costly actions. In addition, failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of obligations to investigate and/or remediate contaminations, and the issuance of injunctions limiting or preventing some or all of our operations.

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

Our company along with other seismic data acquisition companies may be affected by new environmental legislation intended to limit or reduce increased emissions of gases, such as carbon dioxide and methane from the burning of fossil fuels (oil, gas and coal), which may be a contributing factor to climate change. The European Union has already established greenhouse gas (“GHGs”) regulations, and many other countries, including the United States, are in the process of enacting similar regulations. This could cause us to incur additional direct and indirect compliance costs in relation to any new climate change laws and regulations. Moreover, passage of climate change legislation or other regulatory initiatives that target emissions of GHGs may impair exploration and production of hydrocarbons and thus adversely affect future demand for our products and services. Reductions in our revenues or increases in our expenses as a result of climate control legislative initiatives could have negative impact on our business, financial position, results of operations and prospects. Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation.

In addition, the “Fracturing Responsibility and Awareness of Chemicals Act” (the “FRAC Act”) was introduced to both houses of the 111th U.S. Congress on June 9, 2009, aiming to amend the “Safe Drinking Water Act” (the “SDWA”) by repealing an exemption from regulation for hydraulic fracturing. The 111th U.S. Congress adjourned on January 3, 2011, without taking any significant action on the FRAC Act; however it was reintroduced in both houses of the 112th U.S. Congress. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure by the energy industry of the chemicals mixed with the water and sand it pumps underground in the hydraulic fracturing process (also known as “fracking”), information that has largely been protected as trade secrets. This reporting would make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. While proposed legislation is still pending in Congress, the EPA has also reviewed its existing authority under the SDWA and asserted its intent to regulate hydraulic fracturing operations involving diesel additives. In the event this legislation is enacted, demand for seismic acquisition services may be adversely affected.

Most recently, representing shareholders, investor groups are increasingly pressing U.S. oil and gas companies to take stronger actions and increase public disclosure of information on fracking, climate change, and environment changes. In their resolutions, these groups request detailed accounting of how oil and gas companies are addressing the risks of fracking associated with threats to environment, communities, labor, regulatory changes and drilling moratoriums. If successful, these actions may result in substantial cost increases, delays, suspensions or even cancellations of existing or new exploration projects, with a direct adverse effect on our financial condition and results of operation.

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

We conduct operations on a global scale. As of December 31, 2012, approximately 27% of our property, plant and equipment and approximately 11% of our employees were located outside of the U.S. and, for the year ended December 31, 2012, approximately 48% of our revenues were attributable to operations in foreign countries.

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

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”), our business may suffer because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Additionally, our business plan involves establishing joint ventures with partners in certain foreign markets. Any determination that we or our foreign agents or joint venture partners have violated the FCPA may adversely affect our business and operations.

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

The company has undergone reorganization of its senior level management.  Additional reorganization or the loss of services of additional members of our senior level executives or key personnel could disrupt our operations which in turn could materially and adversely affect our results of operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Both we and our independent auditors have tested our internal controls in connection with the audit of our consolidated financial statements for the year ending December 31, 2012 and, as part of the testing, identifying areas for further attention and improvement. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Risks Related to our Indebtedness

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of debt and may incur substantial additional debt (including secured debt) in the future. The terms of our existing debt agreements limit, but do not prohibit, us from doing so. As of December 31, 2012, we had approximately $311 million of total long-term indebtedness, net of current portion and unamortized discount (comprised primarily of $243 million of our 10.5% senior notes, net of unamortized discount and $68 million of borrowings under our Revolving Credit Facility), as described in our “Management’s Discussion and Analysis—Liquidity and Capital Resources” section of this Form 10-K. We cannot assure you that we will be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges in future years. Increases in outstanding debt above this level will intensify the related risks.

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

The terms of the indenture governing our new notes and our Revolving Credit Facility contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends;

•	repay subordinated debt prior to its maturity;

•	grant additional liens on our assets;

•	enter into transactions with our affiliates;

•	repurchase stock;

•	make certain investments or acquisitions of substantially all or a portion of another entity’s business assets; and

•	merge with another entity or dispose of our assets.

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

Our obligations under our Revolving Credit Facility are secured by a lien on substantially all of our assets including the equity interests in our material subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or our subsidiaries that have guaranteed our debt, holders of this secured indebtedness will have prior claims with respect to substantially all of our assets. There can be no assurance that we would receive any proceeds from a foreclosure sale of our assets that constitute collateral following the satisfaction of the secured lenders’ priority claims.

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

We cannot assure that we will generate sufficient cash flow from operations, which we will realize operating improvements on schedule or that future borrowing will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing or debt restructuring would be possible or, if possible, would be completed on favorable or acceptable terms, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Disruptions in the capital and credit markets, such as those experienced since 2008, could adversely affect our ability to meet our liquidity needs or to refinance our indebtedness, including our ability to borrow under our Revolving Credit Facility. Banks that are party to our Revolving Credit Facility may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Increases in interest rates would adversely affect our results of operations.

Our Revolving Credit Facility is subject to floating interest rates which vary in line with movements in short-term interest rates. As a result, our interest expenses may increase significantly if short-term interest rates increase.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a building complex in the greater metropolitan Houston, Texas area that we use as our corporate headquarters. Our headquarters consists of office and warehouse space totaling approximately 104,000 square feet.

In addition, at the end of 2012, we were registered to do business and, in certain locations, leased administrative offices, sales offices, data processing centers, research centers, warehouses or equipment repairing centers , more specifically (i) in the United States, the most important, in cities such as Dallas, Missouri City, Stafford, Carrollton (all the above mentioned cities in Texas), and Denver (Colorado) as well as (ii) throughout the world, in countries such as Algeria, Argentina, Belize, Brazil, Brunei, Canada, Cayman Islands, Chile, Colombia, Cook Islands, Dubai, Ecuador, Georgia, India, Iraq, Isle of Man, Kurdistan, Libya, Mexico, Nigeria, Oman, Peru, Poland, Russia, Saudi Arabia, Trinidad and Tobago, Tunisia, United Kingdom, and Venezuela.

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

We sometimes experience disagreements or disputes with our customers relating to our charges. As of December 31, 2012, we had no disputes related to our charges for our services with customers.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2013, there were 37,674,903 shares of common stock of Global Geophysical Services, Inc. outstanding and 341 stockholders of record. Our common stock is listed on the NYSE, where it is traded under the symbol “GGS”. The closing market price of our common stock on February 28, 2013 was $2.34 per share.

The following table sets forth the high and low closing prices for the common stock of Global Geophysical Services, Inc. during the most recent two fiscal years, as reported by the NYSE for the period shown. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2011	$14.90	$9.98
June 30, 2011	$18.99	$14.64
September 30, 2011	$17.98	$7.35
December 31, 2011	$10.24	$6.23
March 31, 2012	$11.76	$7.02
June 30, 2012	$10.41	$5.19
September 30, 2012	$6.40	$4.24
December 31, 2012	$5.64	$3.71

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2012. In July 2006, our Board of Directors and Stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan. See information regarding material features of the plan in Note 11, “Stock-Based Compensation” to the Consolidated Financial Statements included herein.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,893,200	$22.87	5,440,701
Equity compensation plans not approved by security holders	-	-	-

Total	1,893,200	$22.87	5,440,701

Stock Performance Graph

The following graph compares the cumulative eleven-quarter total return provided stockholders on Global Geophysical Services, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index and a peer group made up of companies in the PHLX Oil Service Sector Index. The PHLX Oil Service Sector Index consists of far larger companies that perform a variety of services as compared to land and marine based acquisition and processing of seismic data performed by us.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Global Geophysical Services, Inc. specifically incorporates it by reference into such filing.

Comparison of Eleven-Quarter Cumulative Total Return*
Among Global Geophysical Services, Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

_____________________
*           Assumes $100 was invested on April 22, 2010 in stock or index, including reinvestment of dividends.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities and Stock Repurchases

During the year ended December 31, 2012, we did not make any purchases of our common stock, which is registered pursuant to Section 12(b) of the Exchange Act of 1934.

Item 6.  Selected Financial Data

SELECTED FINANCIAL INFORMATION

The following table presents our summary historical financial data for the periods indicated. The data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited financial statements. The financial data for the years ended December 31, 2012, 2011 and 2010 are included elsewhere in this filing. For further information that will help you better understand the summary data, you should read this financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-K. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2012	2011	2010	2009	2008

Statement of Operations Data:
Revenues(1)	$338,984	$385,355	$254,705	$312,796	$376,256
Operating expenses	239,783	293,865	225,327	262,168	319,451
Gross profit	99,201	91,490	29,378	50,628	56,805
Selling, general and administrative expenses	56,750	46,582	40,387	32,300	30,190
Income (loss) from operations	42,451	44,908	(11,009)	18,328	26,615
Interest expense, net	(31,666)	(25,259)	(21,269)	(18,613)	(22,384)
Other income (expense), net(2)	(4,160)	(529)	(6,676)	1,023	(6,250)
Income (loss) before income taxes	6,625	19,120	(38,954)	738	(2,019)
Income tax expense	20,428	13,480	600	293	6,027
Income (loss) after taxes	(13,803)	5,640	(39,554)	445	(8,046)
Net income (loss), attributable to non-controlling interests	(472)	(22)	162	-	-
Net income (loss), attributable to common shareholders	$(13,331)	$5,662	$(39,716)	$445	$(8,046)

Basic	$(0.36)	$0.15	$(1.44)	$0.05	$(0.98)
Diluted(3)	$(0.36)	$0.15	$(1.44)	$0.02	$(0.98)
Weighted average shares outstanding
Basic	37,319	36,666	27,517	8,188	8,174
Diluted(3)	37,319	36,666	27,517	28,788	8,174
Ratio of earnings to fixed charges(4)	1.15	1.52	-	1.03	-
Cash Flows Data:
Cash flows provided by operating activities	117,280	137,010	121,195	83,211	46,234
Cash flows used in investing activities	(162,606)	(202,482)	(218,086)	(56,095)	(89,820)
Cash flows provided by (used in) financing activities	47,161	58,760	108,101	(40,533)	57,110

Balance Sheet Data:
Cash and cash equivalents(5)	23,359	21,525	28,237	17,027	30,444
Total assets	552,875	506,373	413,266	316,620	329,652
Total debt, including capital leases and current portion(6)	350,885	292,085	218,344	171,953	213,990
Total liabilities	445,327	392,811	311,409	252,691	267,042
Total stockholders’ equity	107,548	113,562	101,857	63,928	62,610
____________________
(1) Includes $156.5 million, $177.4 million and $134.9 million in recognized revenues generated from Multi-client Services in the years ended December 31, 2012, 2011 and 2010, respectively.
(2) Includes unrealized gain (loss) on derivative instruments, foreign exchange gain (loss), loss on extinguishment of debt, other income (expense) and gain (loss) on sale of assets.

(3) For the year 2011, there were no diluted shares; For the years 2012, 2010 and 2008, diluted and basic are the same due to the net loss for those years.
(4) The ratio of earnings to fixed charges was computed by dividing the sum of our earnings before income taxes and fixed charges by fixed charges. Fixed charges consist of all interest and one third of the total of rent, marketing data services, maintenance and equipment rental expenses (considered representative of the interest factor).
(5) Cash and cash equivalents do not include restricted cash investments of approximately $1.8 million, $5.6 million, $2.4 million, $5.3 million and $7.6 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(6) Excludes unamortized original issue discount of approximately $6.9 million, $4.9 million, $5.6 million, $2.1 million and $2.4 million at December 31, 2012, 2011, 2010, 2009 and 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Information” section of this Form 10-K and our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K, which are incorporated herein by reference.

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG3D seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services. Through these services, we deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a growing seismic data library and license this data to clients on a non-exclusive basis.

We provide seismic data acquisition for land, transition zone and shallow marine areas, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts worldwide. Our management team has significant operational experience in most of the major U.S. shale and tight reservoir plays, including the Haynesville, Barnett, Bakken, Fayetteville, Eagle Ford and Woodford, where we believe our high resolution RG3D seismic solutions are particularly well-suited.

Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and large independent oil and gas companies. We provide seismic data acquisition on a worldwide basis for land, transition zone and shallow marine areas, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts. We also have significant operational experience in most of the major U.S. shale plays, including the Haynesville, Barnett, Bakken, Fayetteville, Eagle Ford and Woodford, and tight reservoir plays. We believe this experience positions us well to serve our customers as they expand their involvement in these plays outside the U.S.

As of December 31, 2012, we owned approximately 138,000 recording channels. Our recording channels and systems are interoperable providing operational scalability and efficiency, enabling us to execute on large and technologically complex projects.

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

Key Accomplishments

We have grown at a rapid pace since commercial operations began in May 2005, finishing 2012 with $339.0 million in revenues. During this period, we continued to expand not only our operational capabilities but also our service offerings to include land, transition zone and shallow marine seismic data acquisition, processing and interpretation services and Multi-client Services. Other recent highlights include:

•	Operating income for the year ended December 31, 2012 was 12.5% of revenues, compared to 11.7% for the same period of 2011.

•	Net book value of the Multi-client library was $309.1 million at December 31, 2012 compared to $232.2 million at December 31, 2011.

•	Increasing our Seismic Data Library to approximately 8,800 square miles as of December 31, 2012 compared with approximately 6,700 square miles as of December 31, 2011.

The following table summarizes gross margin by segment (in thousands):

Year Ended December 31, 2012:	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$182,476	$156,508	$-	$338,984
Operating expenses (1) (2)	152,223	103,266	(15,706)	239,783
Gross margin	$30,253	$53,242	$15,706	$99,201
SG&A	-	-	56,750	56,750
Operating income	$30,253	$53,242	$(41,044)	$42,451
Gross margin %	16.6%	34.0%	-	29.3%

Year Ended December 31, 2011:
Revenues	$207,921	$177,434	$-	$385,355
Operating expenses (1) (2)	182,880	112,668	(1,683)	293,865
Gross margin	$25,041	$64,766	$1,683	$91,490
SG&A	-	-	46,582	46,582
Operating income	$25,041	$64,766	$(44,899)	$44,908
Gross margin %	12.0%	36.5%	-	23.7%

(1)	Corporate operating expenses represent (gain) loss on sale of assets.
(2)	Multi-client Services operating expenses represent Multi-client amortization expense.

How We Generate Our Revenues

We generate revenues by providing Proprietary Services and Multi-client Services to our clients. Proprietary Services revenues represented 54% and 54% of our revenues for the years ended December 31, 2012 and 2011, respectively. Multi-client Services revenues represented 46% and 46% of our revenues for the years ended December 31, 2012 and 2011, respectively.

Proprietary Services.  We generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally acquire all rights to the seismic data obtained through such survey. We also generate revenues by providing microseismic monitoring, data processing and interpretation services on a similar basis.

Most of our Proprietary Services, microseismic monitoring, data processing and interpretation services business is obtained through competitive bidding. We generally require approximately 30 days of preparation and diligence in order to prepare and submit a bid in response to a request for proposal. In certain circumstances, various factors, such as the difficulty of the terrain involved or remoteness of the survey area, may require considerably more time to prepare and submit a bid. Our clients usually ask us to quote a “turnkey” rate for each completed unit of recorded data, or less frequently, they may ask for a “term rate” bid. When we perform work on a turnkey basis a defined amount and scope of work is provided by us for a fixed price and extra work, which is subject to client approval, is billed separately, whereas when we perform work on a term rate basis, one of our seismic crews is hired for a fixed fee per day. Current market conditions drive our portfolio of outstanding contracts in terms of pricing (turnkey, term rate or a combination of the two). We also enter into contracts that combine different pricing elements, such as a term rate contract with bonus incentives for early completion or achievement of certain performance metrics to maximize the economic incentives for both us and our client.

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

Our contracts typically provide that we remain responsible for the majority of costs and expenses associated with a particular project. We seek to manage the risk of delays through the inclusion of “standby rate” provisions. These provisions are included in most of our contracts and require payment to us of a reduced rate for a limited amount of time if we are unable to record seismic data as a result of weather conditions or certain other factors outside our control. The pricing for any Proprietary Services, microseismic monitoring, data processing or interpretation services project is primarily determined by the data quality requirement, resolution, program parameters, complexity and conditions including the timing, location and terrain and equipment required to complete the project.

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

Revenues under our arrangements are generated as pre-commitments, late sales and/or data swaps, or a combination thereof, from the licensing of Multi-client data. The terms of the license typically set pricing on a per square mile basis, specify a defined survey area, and include limitations on transferability of the underlying data. We retain ownership of the seismic data acquired and licensed in Multi-client Services which remains available for late sales. Historically, we achieved pre-commitments levels of 67% of our cash investment in the portfolio. For programs commencing in 2012, we began to target pre-commitment levels of 100% or greater to further reduce our risk exposure in new Multi-client Services projects. We may receive additional cash amounts as certain project milestones are reached. The cash inflows from these pre-commitments generally correspond to the timing of our cash expenses on a project.

The following table summarizes data for our Multi-client Services (in millions):

	Year Ended December 31,
	2012	2011	2010
Multi-client Services revenues	$156.5	$177.4	$134.9
Cash investment in Multi-client library assets	$165.1	$177.7	$170.8
Capitalized depreciation (1)	11.3	16.9	20.4
Non-cash data exchange	3.7	4.4	10.0
Total investment in Multi-client library assets	$180.1	$199.0	$201.2

	Year Ended December 31,
	2012	2011	2010
Cumulative total investment in Multi-client library assets	$655.5	$475.4	$276.4
Less: accumulated amortization of Multi-client library assets	346.4	243.1	130.5
Multi-client net book value (at period end)	$309.1	$232.3	$145.9

_________

(1)	Represents capitalized cost of the equipment owned or leased under capital leases and utilized in connection with a Multi-client seismic shoot.

How We Evaluate Our Operations

We evaluate our land, transition zone and shallow marine projects on a project basis and as a whole using similar performance metrics. In addition, our management utilizes a variety of financial and productivity metrics to analyze and monitor our performance. These metrics include, but are not limited to, the following:

•	safety performance rates;

•	miles or kilometers of acquired data;

•	EBITDA;

•	cash flow from operations;

•	cash flow after investments;

•	selling, general and administrative expenses (“SG&A”) as a percentage of revenues;

•	our EBIT in absolute terms and as a percentage of revenues; and

•	the level of pre-commitment funding and late sales for our Multi-client projects.

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

In connection with increases in crude price levels, there have been planned increases in capital expenditures by oil and gas companies throughout the world. We expect the increases in capital expenditure spending to result in increased demand for seismic services. The seismic industry is transitioning from legacy cabled recording systems to autonomous nodal technologies. We have benefited from this transition through improved operating efficiency and expanded seismic offerings.

We are also observing the continued emergence of microseismic recording technologies and services. We expect to utilize our capabilities and technologies to provide offerings for this emerging field.

Financial Operations Overview

Revenues.  A portion of our revenues are generated from either large projects or multiple projects from a limited number of clients. As a result, a small number of clients typically represent a significant amount of our revenues in any particular period. For the year ended December 31, 2012, we had one client which represented more than 10% of our revenues. Because we work on different projects for various clients on a regular basis, it is not uncommon for our top clients to change from year to year.

The table below presents the concentration of revenues among our clients representing 10% or more of our revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
% of Total Revenues	2012	2011	2010
Largest client	15%	17%	16%
Second largest client(1)	7%	13%	9%
Third largest client(2)	7%	8%	9%
Top three clients	29%	38%	34%
_____________________________
(1)(2)	Less than 10% presented for comparison purposes in this table.

Revenues generated from our international operations are primarily attributable to providing Proprietary Services. The percentage of revenues that we derive from international operations has increased from 47% for the year ended December 31, 2011 to 48% for the year ended December 31, 2012. We believe the international seismic data services market continues to provide significant growth opportunities in the markets we choose to serve.

Operating Expenses.      Our operating expenses are primarily a function of our seismic data recording crew count, make-up and utilization levels on a project-by-project basis. Our productivity depends largely on the equipment utilized, seismic survey design, operating efficiency and external factors such as weather and third party delays. Our seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days, competing uses of land and adverse weather negatively affects our ability to provide services in certain regions. In order to minimize the effect of seasonality on our assets, we have diversified our operations in a manner such that our equipment is mobile between regions and countries and our common-platform of equipment also works to improve crew productivity by allowing us to move equipment and people between crews as needed with minimal compatibility issues. Certain costs, such as equipment rentals and leases, depreciation, certain labor, some repair and maintenance, and interest payments, are fixed and are incurred regardless of utilization, and account for a significant percentage of our costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

SG&A.  SG&A expenses during 2012 increased as a result of higher headcount and compensation expenses and from provisions related to bad debt. The SG&A expenses for the year ended December 31, 2012, 2011 and 2010 were $56.8 million, $46.6 million and $40.4 million respectively.

Taxes.  Our effective tax rate has varied widely, and has trended significantly higher than the U.S. federal statutory tax rate of 35% for a number of reasons, including U.S. foreign tax credit limitations, state income tax liabilities, the disallowance of certain per-diem payments and other expenses for tax purposes, and valuation allowances provided for losses and foreign tax credits related to our international operations. In addition, as a result of our operations in various foreign jurisdictions, we are subject to a number of different tax regimes that have significantly affected our effective tax rates in some cases. For example, in some countries we are subject to a withholding tax on our revenues regardless of our profits.

We expect that our overall effective tax rate in future periods will generally trend higher than the U.S. federal statutory rate. In late 2011, the Company restructured some foreign entities for tax purposes. However, we cannot assure you that our effective tax rate will decline. We could experience significantly higher effective rates in different periods as a result of the factors described above.

Gross Profit Margin.  Our gross profit margins for the years ended December 31, 2012, 2011 and 2010, were 29%, 24% and 12%, respectively. The gross profit margin increase in 2012 as compared to 2011 is attributable to the decrease in operating expenses. Operating expenses decreased primarily as a result of increased gains on sale of assets and decreased Multi-client amortization expense.

Backlog. Our backlog consists of contracted seismic data acquisition and Multi-client unrecognized pre-commitments. Our estimated backlog as of December 31, 2012 was approximately $101 million as compared to $201 million as of December 31, 2011. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates, and proportionate performance of contracts and our valuation of assets, such as seismic data, to be received by us as payment under certain agreements  The realization of our backlog estimates are further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. Contracts for services are occasionally modified by mutual consent and may be cancelable by the client under the circumstances described in “Business—Narrative Description of Business—Service Contracts.” Consequently, backlog as of any particular date may not be indicative of actual operating results for any future period. See “Risk Factors—Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, such as backlog. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the consolidated financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Revenue Recognition

Proprietary Services.   Our Proprietary Services are provided under cancelable service contracts, which vary in terms and conditions. We recognize revenues in accordance with the terms of the contract. These contracts are “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, we recognize revenues based upon quantifiable measures of progress, such as square miles or linear kilometers of data acquired. Under term agreements or the term portions thereof, period revenues are recognized on a day-rate basis. Under certain contracts where the client pays separately for the mobilization of equipment to the project site, we recognize these mobilization fees as revenues during the performance of the seismic acquisition, using the same quantifiable measures of progress as for the acquisition work. We also receive reimbursements for certain other out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenues as the gross amount including out-of-pocket expenses that are reimbursed by the client. In some instances, customers are billed in advance of services performed which we record as deferred revenue.

Multi-client Services.  Revenues are recorded under our arrangements from the licensing of our Multi-client data as pre-commitments, late sales and/or data swap transactions. Once a contract is signed, it is either classified as a pre-commitment, or a late sale and the entire contract will follow revenue recognition as described below.

Revenues from the creation of our Multi-client projects are recognized when (i) we have a licensing arrangement with the customer that is validated by a signed contract, (ii) the sales price is fixed and determinable, (iii) collection is reasonably assured, and (iv) delivery, as defined in the paragraph below, has occurred. When the above criteria have been satisfied, we recognize revenues using the proportionate performance method based upon quantifiable measures of progress such as square mile or linear kilometer of data acquired.

Revenues associated from a data swap transaction are recognized when (i) we have an arrangement with the customer that is validated by a signed contract, (ii) the value is determined based on the value which is more readily determinable between the two data sets, and (iii) the asset exchanged for has been received. Delivery is defined as “data is made available to the customer to view”.

If the data is subject to any incremental processing, we hold back a portion of the revenues to be recognized upon the delivery of the processed data to the customer. This hold back is calculated as a percentage of the data processing cost remaining to complete over the entire cost of the project.

Pre-commitment Revenues.  Pre-commitments represent one classification of revenues. Pre-commitment revenues are contractual obligations whereby a client commits funds in advance of our acquisition of seismic data. In return for these pre-commitments, our clients typically have some input with respect to project specifications and receive preferential pricing. We record pre-commitment payments as deferred revenue when they are received and record them as revenues on the basis of proportionate performance.

Late Sale Revenues.  Late Sales represent another classification of Multi-client revenues. For any contract, if all or any portion of the data has been acquired by the Company and it can be made available to view by the customer, it will be classified as a late sale. For late sale contracts, any portion associated with data which has not been acquired will be deferred and recognized as revenues on the basis of proportionate performance.

We establish amortization rates based on the estimated future revenues (both from pre-commitments and late sales) on an individual survey basis. The underlying estimates that form the basis for the sales forecast depend on historical and recent revenue trends, oil and gas prospects in particular regions, current and future expectations about commodity prices for oil and gas, general economic conditions affecting our customer base, expected changes in technology and other factors. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors, including those described in the preceding paragraph. Accordingly, if conditions change in the future, an impairment loss may be recorded relative to the seismic data library, which could be material to any particular reporting period. However, under no circumstance will an individual survey carry a net book value greater than a four-year straight-line amortized value. This is accomplished by comparing the cumulative amortization recorded for each survey to the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.

Allowance for Doubtful Accounts.   We estimate our allowance for doubtful accounts receivable (billed and unbilled) based on our past experience of historical write-offs, our current client base and our review of past due accounts. However, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients.

Impairment of Long-lived Assets.  In accordance with Accounting Standards Codification (ASC) Topic 360-10-35 “Impairment or Disposal of Long-lived Assets”, we evaluate the recoverability of property and equipment and our Multi-client data library if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property and Multi-client data library is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

For the Multi-client data library, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each project’s remaining estimated useful life with the carrying value of each project. If the undiscounted cash flows are equal to or greater than the carrying value of such project, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any project, the forecast of future cash flows related to such project is discounted to fair value and compared with such project’s carrying amount. The difference between the project’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge. There were no impairment charges recognized in our Statements of Operations during the years ended December 31, 2012, 2011 and 2010.

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

Tax Accounting.  The Company follows ASC 740 "Income Taxes". Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The realization of our deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered. In evaluating our valuation allowance, the Company considers the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment. Changes to our valuation allowance have significantly impacted current year results of operations and could significantly impact future results of operations.

We have liabilities for unrecognized tax benefits related to uncertain tax positions connected with ongoing examinations and open tax years. Changes in our assessment of these liabilities may require us to increase the liability and record additional tax expense or reverse the liability and recognize a tax benefit which would negatively or positively, respectively, impact our effective tax rate.

Stock-Based Compensation.  We account for stock-based compensation in accordance ASC 718 “Compensation – Stock Compensation”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. In so doing, we use the Black-Scholes-Merton option-pricing model, which requires various assumptions as to interest rates, volatility, dividend yields and expected lives of stock-based awards.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    The following table sets forth our consolidated revenues for the period indicated (in millions):

Revenues by Service	Year Ended December 31,
	2012		2011
	Amount	%	Amount	%
Proprietary Services	$182.5	54%	$208.0	54%
Multi-client Services	156.5	46%	177.4	46%
Total	$339.0	100%	$385.4	100%

Revenues by Area	Year Ended December 31,
	2012		2011
	Amount	%	Amount	%
United States	$176.8	52%	$205.0	53%
International	162.2	48%	180.4	47%
Total	$339.0	100%	$385.4	100%

We recorded revenues of $339.0 million for the year ended December 31, 2012 compared to $385.4 million for the year ended December 31, 2011, a decrease of $46.4 million, or 12%. The decrease is primarily due to decreased Proprietary activities in Colombia in 2012 as compared to 2011.

We recorded revenues from Proprietary Services of $182.5 million for the year ended December 31, 2012 compared to $208.0 million for the year ended December 31, 2011, a decrease of $25.5 million, or 12%. Of this amount, the decrease related to Latin America Proprietary operations was $44.0 million, largely driven by a decrease in our crew activities in Colombia in 2012 as compared to 2011. In Europe, Africa, and Middle East (“EAME”), during the years ended December 31, 2012 and 2011, we recorded revenues of $33.7 million and $32.0 million, respectively. In North America, we had $48.7 million in revenues from Proprietary Services for the year ended December 31, 2012 compared to $32.0 million for the year ended December 31, 2011.

We recorded revenues from Multi-client Services of $156.5 million for the year ended December 31, 2012 compared to $177.4 million for the year ended December 31, 2011, a decrease of $20.9 million, or 12%. The $156.5 million in Multi-client revenues included $41.6 million of late sales revenues, $109.5 million of pre-commitment revenues, and $5.4 million in data swap transactions. Total pre-commitments that had not been recognized as revenues were $20.0 million and $35.7 million as of December 31, 2012 and 2011, respectively. The following table sets forth our consolidated Multi-client Services revenues for the period indicated (in millions):

	Year Ended December 31,
	2012	2011

Multi-client revenues
Pre-commitments	$109.5	$126.0
Late sales	41.6	48.3
Subtotal	151.1	174.3
Non-cash data swaps	5.4	3.1
Total revenues	$156.5	$177.4

Operating Expenses.  Operating expenses, excluding depreciation and amortization, decreased by $40.6 million, or 30%, to $96.5 million for the year ended December 31, 2012 from $137.1 million for the year ended December 31, 2011. Substantially all of the decrease in the year ended December 31, 2012 in dollar terms was the result of less crew activities and increased gains on sale of assets.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $9.3 million, or 21%, to $53.1 million for the year ended December 31, 2012, from $43.8 million for the year ended December 31, 2011. This increase is primarily due to higher headcount and compensation expenses and from provisions related to bad debt.

Depreciation and Amortization Expense.  Gross depreciation charges were $40.5 million for the period ending December 31, 2012 compared to $44.9 million for the same period of 2011. Of these amounts $11.3 million and $16.9 million were capitalized in connection with our Multi-client projects for 2012 and 2011, respectively. As a result of the amounts capitalized for Multi-client, the net depreciation expense reflected in operating expenses are $29.2 million and $28.0 million for 2012 and 2011, respectively. The following table summarizes our depreciation and amortization for the period indicated (in millions):

	Year Ended December 31,
	2012	2011

Gross depreciation expense	$40.5	$44.9
Less: capitalized depreciation for Multi-client library	11.3	16.9
Depreciation (net)	29.2	28.0

Amortization expense of intangible assets	3.1	1.9
Multi-client amortization expense	103.3	112.7
Depreciation (net) and amortization expense	$135.6	$142.6

Average Multi-client amortization rate for the period	66%	64%

Gross depreciation charges decreased by $4.4 million, to $40.5 million during 2012 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average.

Multi-Client amortization expense was $103.3 million for the year ended December 31, 2012, compared to Multi-client amortization of $112.7 million for the same period of 2011. Multi-client amortization decreased by $9.4 million, or 8%, as a result of the decrease in Multi-client Services revenues.

Interest Expense, Net.  Interest expense, net, increased by $6.4 million, or 25%, to $31.7 million for the year ended December 31, 2012, from $25.3 million for the year ended December 31, 2011. This increase in interest expense was primarily due to the issuance of the New Notes (see Note 8) and the increased borrowing under our Revolving Credit Facility.

Other Income (Expense), Net.  Other expense, net, increased by $3.7 million to $4.2 million for the year ended December 31, 2012 from $0.5 million for the year ended December 31, 2011. The primary reasons for the increase were $1.7 million of foreign exchange loss and a loss of $1.8 million on the write-off of an investment in an unconsolidated subsidiary.

Income Tax.    For the year ended December 31, 2012 we had income tax expense of $20.4 million compared to an expense of $13.5 million for the year ended December 31, 2011. During the year ended December 31, 2012, an income tax charge of $14.3 million was recorded related to foreign tax credits in the U.S. and the limitations on utilizing those tax credits.

EBITDA.   We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss):

	Year Ended December 31,
	2012		2011
	(in thousands, except per share amounts)
	Amount	Per Share (3)	Amount	Per Share (3)

Net income (loss), attributable to common shareholders	$(13,331)	$(0.36)	$5,662	$0.15

Net loss, attributable to non-controlling interests	(472)		(22)
Income tax expense	20,428		13,480
Interest expense, net	31,666		25,259
EBIT(1)	38,291	$1.03	44,379	$1.21

Add: Multi-client amortization	103,266		112,668
Add: Depreciation (net) and other amortization (2)	32,336		29,898
EBITDA(1)	$173,893	$4.66	$186,945	$5.10

(1)	EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non-GAAP measurements.
(2)	Includes amortization of intangibles.
(3)	Calculated using diluted weighted average shares outstanding.

Our management team believes EBITDA is useful to an investor in evaluating our operating performance because this measure is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon, among other factors, accounting methods, book value of assets, capital structure and the method by which assets were acquired. We believe EBITDA helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating structure. EBITDA is also used as a supplemental financial measure by our management in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.    The following table sets forth our consolidated revenues for the period indicated (in millions):

Revenues by Service	Year Ended December 31,
	2011		2010
	Amount	%	Amount	%
Proprietary Services	$208.0	54%	$119.8	47%
Multi-client Services	177.4	46%	134.9	53%
Total	$385.4	100%	$254.7	100%

Revenues by Area	Year Ended December 31,
	2011		2010
	Amount	%	Amount	%
United States	$205.0	53%	$145.7	57%
International	180.4	47%	109.0	43%
Total	$385.4	100%	$254.7	100%

We recorded revenues of $385.4 million for the year ended December 31, 2011 compared to $254.7 million for the year ended December 31, 2010, an increase of $130.7 million, or 51%. The majority of this increase is attributable to an expansion in demand for our seismic data services caused by generally increased exploration and production spending by our clients.

We recorded revenues from Proprietary Services of $208.0 million for the year ended December 31, 2011 compared to $119.8 million for the year ended December 31, 2010, an increase of $88.2 million, or 74%. Of this amount, the increase related to our U.S. Proprietary operations was $16.7 million. In Latin America, we had $143.9 million in revenues for the year ended December 31, 2011 compared to $76.7 million for the year ended December 31, 2010, an increase of $67.2 million, largely driven by an increase in our crew activities in Brazil and Colombia in 2011. In Europe, Africa, and Middle East (“EAME”), during the years ended December 31, 2011 and 2010, we recorded revenues of $32.0 million and $7.5 million, respectively, an increase of $24.5 million driven by an increase in our crew activities in Algeria and Poland during 2011. In the Asia Pacific market, revenues decreased to $0.1 million for the year ended December 31, 2011 from $24.8 million for the year ended December 31, 2010, a decrease of $24.7 million. The decrease was the result of reduced crew activities in India during 2011.

We recorded revenues from Multi-client Services of $177.4 million for the year ended December 31, 2011 compared to $134.9 million for the year ended December 31, 2010, an increase of $42.5 million, or 32%. The $177.4 million in Multi-client revenues included $48.3 million of late sales revenues, $126.0 million of pre-commitment revenues, and $3.1 million in data swap transactions. Total pre-commitments that had not been recognized as revenues were $35.7 million and $137.4 million as of   December 31, 2011 and 2010, respectively. The following table sets forth our consolidated Multi-client Services revenues for the period indicated (in millions):

	Year Ended December 31,
	2011	2010
Multi-client revenues
Pre-commitments	$126.0	$109.1
Late sales	48.3	16.4
Subtotal	174.3	125.5
Non-cash data swaps	3.1	9.4
Total revenue	$177.4	$134.9

Operating Expenses.  Operating expenses, excluding depreciation and amortization, increased by $59.9 million, or 77%, to $137.1 million for the year ended December 31, 2011 from $77.2 million for the year ended December 31, 2010. Substantially all of the increase in the year ended December 31, 2011 in dollar terms was the result of additional crew activities.

Selling, General and Administrative Expenses.  SG&A, excluding depreciation and amortization, increased by $4.9 million, or 13%, to $43.8 million for the year ended December 31, 2011, from $38.9 million for the year ended December 31, 2010. Overall compensation and employee benefits increased by $5.0 million during 2011 compared to 2010, mainly attributable to our increased effort in our Multi-client sales and marketing staff, coupled with certain added costs related to being a public company.

Depreciation and Amortization Expense.  Gross depreciation charges were $44.9 million for the period ending December 31, 2011 compared to $56.3 million for the same period of 2010. Of these amounts $16.9 million and $20.4 million were capitalized in connection with our Multi-client projects for 2011 and 2010, respectively. As a result of the amounts capitalized for Multi-client, the net depreciation expense reflected in operating expenses are $28.0 million and $35.9 million for 2011 and 2010, respectively. The following table summarizes our depreciation and amortization for the period indicated (in millions):

	Year Ended December 31,
	2011	2010

Gross depreciation expense	$44.9	$56.3
Less: capitalized depreciation for Multi-client library	16.9	20.4
Depreciation (net)	28.0	35.9

Amortization expense of intangible assets	1.9	0.6
Multi-client amortization expense	112.7	92.7
Depreciation (net) and amortization expense	$142.6	$129.2

Average Multi-client amortization rate for the period	64%	69%

              Gross depreciation charges decreased by $11.4 million, to $44.9 million during 2011 as some of our older equipment is becoming fully depreciated and capital investments in recent quarters has been less than our historical average.

              Multi-Client amortization expense was $112.7 million for the year ended December 31, 2011, compared to Multi-client amortization of $92.7 million for the same period of 2010. Multi-client amortization increased by $20.0 million, or 22%, as a result of the increase in Multi-client Services revenues.

Interest Expense, Net.  Interest expense, net, increased by $4.0 million, or 19%, to $25.3 million for the year ended December 31, 2011, from $21.3 million for the year ended December 31, 2010. This increase in interest expense is due to the increased borrowing from Revolving Credit Facility and the full year interest under the $200 million, 10.5% senior notes.

Other Income (Expense), Net.  Other expense, net, decreased by $6.1 million to $0.5 million for the year ended December 31, 2011 from $6.7 million for the year ended December 31, 2010. The main item driving the decrease was a $6.0 million expense attributable to the extinguishment of debt from the previous credit facility during 2010.

Income Tax.    For the year ended December 31, 2011 we had an income tax expense of $13.5 million compared to an expense of $0.6 million for the year ended December 31, 2010.

EBITDA.   We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance derived in accordance with Generally Accepted Accounting Principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss):

	Year Ended December 31,
	2011		2010
	(in thousands, except per share amounts)
	Amount	Per Share (3)	Amount	Per Share (3)

Net income (loss), attributable to common shareholders	$5,662	$0.15	$(39,716)	$(1.44)

Net income (loss), attributable to non-controlling interests	(22)		162
Income tax expense	13,480		600
Interest expense, net	25,259		21,269
EBIT(1)	44,379	$1.21	(17,685)	$(0.64)

Add: Multi-client amortization	112,668		92,702
Add: Depreciation (net) and other amortization (2)	29,898		36,491
EBITDA(1)	$186,945	$5.10	$111,508	$4.05

(1)	EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non-GAAP measurements.
(2)	Includes amortization of intangibles.
(3)	Calculated using diluted weighted average shares outstanding.

Results of Operations

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated (in millions):

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Information:
Revenues	$339.0	$385.4	$254.7
Expenses:
Operating expenses	239.8	293.9	225.3
Selling, general and administrative expenses	56.8	46.6	40.4
Interest expense, net	(31.7)	(25.3)	(21.3)
Other income (expense), net(1)	(4.2)	(0.5)	(6.7)
Income tax expense	20.4	13.5	0.6
_________________________
(1)	Includes unrealized gain (loss) on derivative instruments, foreign exchange gain (loss), loss on extinguishment of debt, and other income (expense) and gain (loss) on sale of assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, debt and equity offerings, our revolving credit facility, and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our library. We also use capital to fund the working capital required to launch new crews and operate existing crews. Our cash position, consistent with our revenues, depends to a large extent on the level of demand for our services. Historically, we have supplemented cash from operations with borrowings under our Revolving Credit Facility periodically as the need arises. Any further reductions in our liquidity, from delayed collections from clients or otherwise, may result in scaling back our operations or reductions in capital expenditures.

For the periods indicated, we had available liquidity as follows (in millions):

	Year Ended December 31,
	2012	2011

Available cash	$23.4	$21.5
Undrawn borrowing capacity under Revolving Credit Facility (1)	5.9	-
Total available liquidity	$29.3	$21.5

(1)
Borrowings under the Revolving Credit Facility are subject to certain limitations under provisions of the Senior Notes Indenture. As of December 31, 2012, undrawn borrowing capacity was limited by $2.1 million resulting in net availability of $3.8 million.

We are also required to post letters of credit or performance bonds in connection with a number of our international seismic data acquisition contracts as security for the performance of our obligations under those contracts. As of December 31, 2012, we had no outstanding letters of credit issued under our Revolving Letter of Credit Facility. Other letters of credit totaling $1.8 million were secured with the cash identified as “Restricted cash investments” on our balance sheet as of December 31, 2012.

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

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended December 31,
	2012	2011	2010

Adjustments to reconcile net income (loss) to net cash	$121.1	$154.3	$87.0
Effects of changes in operating assets and liabilities	(3.8)	(17.3)	34.2
Operating activities	$117.3	$137.0	$121.2
Investing activities	$(162.6)	$(202.5)	$(218.1)
Financing activities	$47.2	$58.8	$108.1

Operating Activities.   We rely primarily on cash flows from operations to fund working capital for current and future operations. Net cash provided by operating activities totaled $117.3 million, $137.0 million and $121.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. This represented a decrease in operating cash flows of $19.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in operational cash flow in 2012 was primarily driven by the decrease in operating income during the period, partially offset by the increase in working capital.

Investing Activities.   Cash used in investing activities totaled $162.6 million, $202.5 million and $218.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The $39.9 million decrease in cash used in investing activities in 2012, as compared to 2011, was primarily the result of reduced expenditure for property and equipment, reduced investment in Multi-client library, and the increased sales of assets in 2012.

Investing activities in the years ended December 31, 2012, 2011, and 2010 consisted primarily of the acquisition of new seismic data recording equipment, seismic energy sources, vehicles and vessels, and other equipment needed to outfit new and existing crews. Investments in our Multi-client seismic data library totaled $165.1 million and $177.7 million for the years ended December 31, 2012 and 2011, respectively. In addition, we financed $7.6 million, $14.2 million and zero of our equipment purchased through capital leases in the years ended December 31, 2012, 2011, and 2010, respectively. These are included on our Statements of Cash Flows and the Notes to our Consolidated Financial Statements under the heading “Note 15 - Supplemental Cash Flow Information.” Investing activities in 2013 are expected to consist primarily of investments in our Multi-client seismic data library and equipment purchases. The following table sets forth our investment in our Multi-client library for the periods indicated (in millions):

	Year Ended December 31,
	2012	2011

Multi-client investment (period)
Cash	$165.1	$177.7
Capitalized depreciation (1)	11.3	16.9
Non-cash data swaps (2)	3.7	4.4
Total	$180.1	$199.0

Investment (cumulative)
Cash	$573.1	$408.0
Capitalized depreciation (1)	55.3	44.0
Non-cash data swaps (2)	27.1	23.4
Total	655.5	475.4

Cumulative amortization	346.4	243.1
Multi-client net book value	$309.1	$232.3

(1)	Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2)	Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities.   Financing activities decreased by $11.6 million in cash in the year ended December 31, 2012. In the years ended December 31, 2012 and 2011, financing activities generated $47.2 million and $58.8 million in cash, respectively. In 2012, we received the proceeds from the issuance of our $50 million, 10.5% senior notes.

Please see our consolidated financial statements presented elsewhere in this annual report on Form 10-K for more information on our operating, investing, and financing cash flows.

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

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and the remainder was used for capital expenditures and for general working capital purposes.

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

Bank of America Revolving Credit Facility:     On April 30, 2010, we completed the closing of a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent for each lender party to the Revolving Credit Facility.  Our Revolving Credit Facility provides for borrowings of up to $50.0 million. On June 9, 2011, we amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We are able to prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We also will pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility. On July 20, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”), with BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, CREDIT SUISSE AG, CAYMAN ISLANDS BRANCH, as Syndication Agent and a Lender, BARCLAYS BANK PLC, and CITIBANK, N.A (collectively, the “Lenders” and individually, a “Lender”). The Company has requested and certain of the Lenders have agreed to increase such Lenders’ respective Commitments and/or extend the expiration thereof on the terms and conditions set forth in the Third Amendment.  Under the Third Amendment, the amount of the maximum permitted borrowings under the Credit Agreement was increased to $85.0 million until the initial Maturity Date of April 30, 2013, at which point the amount of the maximum permitted borrowings goes to $67.5 million and the Maturity Date of the Revolving Credit Facility is extended to April 30, 2014 (the “Extended Maturity Date”). Under the Third Amendment, the Company, as Borrower, has the ability until the Extended Maturity Date to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Credit Agreement. Amendment No. 3 also increased the maximum permitted Senior Notes of the Company issued under the Senior Note Indenture dated as of April 27, 2010 from $75.0 million to $100.0 million.

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for our foreign operations.  The balance outstanding under these promissory notes as of December 31, 2012 and 2011 was $10.4 million and $10.7 million, respectively, at weighted average interest rates of 9.1% and 10.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of December 31, 2012 and 2011 was $0.8 million and $1.0 million, respectively.

Capital Leases: From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of December 31, 2012 and 2011 was $9.8 million and $9.9 million, respectively, at weighted average interest rates of 5.3% and 5.6%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which is secured by restricted cash. The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time. As of December 31, 2012 and 2011, the letters of credit outstanding were $1.8 million and $5.6 million, respectively.

Capital Expenditures.   Capital expenditures for the years ended December 31, 2012, 2011 and 2010 were $228.0 million, $248.7 million and $246.5 million, respectively. The $228.0 million capital expenditures in 2012 consisted of $40.2 million of cash and non-cash investments of property and equipment, $7.7 million of expenditures related to the like-kind equipment exchanges and $180.1 million invested in our Multi-client Services library, comprised of a cash investment of $165.1 million, $11.3 million in capitalized depreciation, and $3.7 million in non-cash data exchange. In 2011, we invested $199.0 million in our Multi-client library, comprised of $177.7 million in cash investment, $16.9 million in capitalized depreciation and $4.4 million of non-cash data exchange.

We expect to spend approximately $10 million to $15 million on capital expenditures, (excluding capital expenditures related to our Multi-client Services) for property, plant and equipment in 2013. We expect to invest approximately $75 million for our Multi-client library (excluding capitalized depreciation and non-cash data swaps) during 2013.

We continuously reevaluate our capital budget based on market conditions and other factors and may defer or accelerate capital expenditures depending on market conditions or our ability to obtain capital on attractive terms. Depending on the market demand for seismic services or other growth opportunities that may arise, we may require additional debt or equity financing.

We believe that our current working capital, projected cash flow from operations will be sufficient to meet our capital requirements for our existing operations for the next 12 months. Although we expect to continue generating positive cash flow from our operations, events beyond our control may affect our financial condition or results of operations. These events include, but are not limited to, a significant drop in prices for oil and natural gas and a corresponding drop in demand for our services.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2012.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of December 31, 2012 (in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations (1)	$341,070	$22,970	$67,900	$250,200	$-
Capital lease obligations	9,815	5,639	4,125	51	-
Operating lease obligations	2,350	1,025	1,295	30	-
	$353,235	$29,634	$73,320	$250,281	$-

(1)	Includes unamortized discount.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

In the normal course of operations, we are exposed to market risks primarily from credit risk, changes in interest rates and foreign currency exchange rate risks.

Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of our expectations. We believe that our unreserved trade receivables at December 31, 2012, are collectible and our allowance for doubtful accounts is adequate.

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

Our cash bank balance may exceed federally insured limits.

Interest Rate Risk

Fluctuations in the general level of interest rates on our current and future fixed and variable debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. At December 31, 2012, we were exposed to interest rate fluctuations on our credit facilities carrying variable interest rates.

Foreign Currency Exchange Rate Risk

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the year ended December 31, 2012, approximately 33% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $1.7 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Inflation Risk

We do not believe that inflation has had a significant impact on our business, financial condition, or results of operations during the most recent three years.

Item 8.   Financial Statements and Supplementary Data

Our Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of UHY LLP (“UHY”), our independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear beginning on page F-1 of this document and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of management on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. UHY LLP has audited our internal control over financial reporting as of December 31, 2012; their report is included in the “Report of Independent Registered Public Accounting Firm” on page F-3.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2013 Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) and is incorporated herein by reference. Such 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.   Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Discussion and Analysis” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Fees Paid to Auditors” in our 2013 Proxy Statement and is incorporated herein by reference.

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

Global Geophysical Services, Inc.

Date: March 5, 2013	By:	/s/ Richard C. White
Richard C. WHITE President and Chief Executive Officer

Date: March 5, 2013	By:	/s/ P. Mathew Verghese
P. Mathew Verghese Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard C. White	President and Director (Chief Executive	March 5, 2013
Richard C. White	Officer and Principal Executive Officer)

/s/ P. Mathew Verghese	Senior Vice President (Chief Financial	March 5, 2013
P. Mathew Verghese	Officer, Principal Financial Officer and Principal
Accounting Officer)

/s/ Damir S. Skerl	Director	March 5, 2013
Damir S. Skerl

/s/ Michael C. Forrest	Director	March 5, 2013
Michael C. Forrest

/s/ George E. Matelich	Director	March 5, 2013
George E. Matelich

/s/ Stanley de Jongh Osborne	Director	March 5, 2013
Stanley de Jongh Osborne

/s/ Karl F. Kurz	Director	March 5, 2013
Karl F. Kurz

/s/ Michael S. Bahorich	Director	March 5, 2013
Michael S. Bahorich

/s/ joseph p. mccoy	Director	March 5, 2013
Joseph P. McCoy

EXHIBIT INDEX

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
3.1†		Third Amended and Restated Certificate of Incorporation dated April 26, 2010	8-K 4/27/10	3.1

3.2†		Amended and Restated Bylaws dated April 27, 2010	8-K 4/27/10	3.2

4.1†		Form of Specimen Certificate of Global Geophysical Services, Inc.	S-1 10/16/09	4.1 333-163540

4.2†		Warrant Agreement, dated as of March 29, 2007, by and among Global Geophysical Services, Inc., Kelso Investment Associates VII, L.P. and KEP VI, LLC	S-1 10/16/09	4.2 333-163540

4.3†		Plan of Recapitalization of Global Geophysical Services, Inc., dated December 18, 2009	S-1 10/16/09	4.3 333-163540

4.4†		Indenture dated as of April 27, 2010, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors	8-K 4/27/10	4.1

4.5†		Registration Rights Agreement dated as of April 27, 2010, among the Company, the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers	8-K 4/27/10	4.2

4.6†
First Supplemental Indenture, dated as of September 10, 2010, among Global Microseismic, Inc. (n/k/a Global Microseismic Services, Inc.) (the “Guaranteeing Subsidiary”); Global Geophysical Services, Inc.; the other Guarantors (as defined in the Indenture) and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.6 001-34709

4.7†
Second Supplemental Indenture, dated as of November 10, 2010, among Paisano Lease Co., Inc. and Global Eurasia, LLC (the “Guaranteeing Subsidiaries”); Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.7 001-34709

4.8†
Third Supplemental Indenture, dated as of December 9, 2010, among Autoseis Development Company (the “Guaranteeing Subsidiary”) a wholly-owned subsidiary of AutoSeis, Inc., a wholly-owned subsidiary of Global Geophysical Services, Inc. respectively; Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.8 001-34709

4.9†	†
Fourth Supplemental Indenture, dated as of March 16, 2012, among STRM, LLC (the “Guaranteeing Subsidiary”) an indirect subsidiary of Global Geophysical Services, Inc.; Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee

4.10†		Indenture dated as of March 28, 2012, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors	8-K 03/30/12	4.1 001-34709

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
4.11†
Registration Rights Agreement dated as of March 28, 2012, among Global Geophysical Services, Inc., the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets, Inc., as representatives of the initial purchasers
			8-K 03/30/12	4.2 001-34709

10.1†		Stockholders Agreement dated as of November 30, 2006 among Global Geophysical Services, Inc., Kelso Investment Associates VI, L.P., KEP VI, LLC, and those other parties identified therein	S-1 10/16/09	10.14 333-163540

10.2†		First Amendment to Stockholders Agreement between Global Geophysical Services, Inc. and certain stockholders dated November 30, 2006, as of January 13, 2010	S-1 10/16/09	10.33 333-163540

10.3†		Form of Indemnification Agreement between Global Geophysical Services, Inc. and its directors.	S-1 10/16/09	10.25 333-163540

10.4†		Letter Agreement dated December 1, 2006, between Kelso & Company, L.P. and Global Geophysical, Inc.	S-1 10/16/09	10.28 333-163540

10.5†		Form of Incentive Stock Option Agreement	S-1 10/16/09	10.29 333-163540

10.6†		Form of Grant of Restricted Stock	S-1 10/16/09	10.30 333-163540

10.7†	*	First Amendment amending Amended and Restated Cooperation Agreement dated May 1, 2007, between Global Geophysical Services, Inc. and Sercel, Inc., as of January 13, 2010	S-1 10/16/09	10.32 333-163540

10.8†	*	Second Amendment amending the First Amendment to the Amended and Restated Cooperation Agreement dated January 13, 2010, between Global Geophysical Services, Inc. and Sercel, Inc., as of March 5, 2010	S-1 10/16/09	10.35 333-163540

10.9†		Global Geophysical Services, Inc. Amended and Restated 2006 Incentive Compensation Plan, effective as of February 5, 2010	10-K 3/18/11	10.34 001-34709

10.10†
Note Purchase Agreement dated as of April 22, 2010, among the Company, the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as representatives of the initial purchasers
			8-K 8/27/10	10.1 001-34709

10.11†
Credit Agreement dated as of April 30, 2010 by and among Global Geophysical Services, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto
			8-K 5/3/10	10.1 001-34709

10.12 †
Amendment No. 1 to Credit Agreement, dated as of June 9, 2011, by and among Global Geophysical Services, Inc., the lenders party to the Credit Agreement, and Bank Of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			8-K 06/14/11	10.1 001-34709

10.13 †
Amendment No. 2 to Credit Agreement and Waiver, dated as of October 19, 2011, by and among Global Geophysical Services, Inc., the lenders party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			10-K 03/22/12	10.13 001-34709

10.14 †
Amendment No. 3 to the Credit Agreement, dated as of July 20, 2012, by and between Global Geophysical Services, Inc., and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent and a Lender, Barclays Bank Plc., and Citibank, N.A.
			8-K 07/23/12	10.1 001-34709

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
10.15†		Security Agreement dated as of April 30, 2010 by and among Global Geophysical Services, Inc. and other Debtors parties in favor of Bank of America, N.A., as Administrative Agent	10-K 3/18/11	10.38 001-34709

10.16†
Supplemental No.1 dated as of September 8, 2010 to the Security Agreement dated as of April 30, 2010, among Global Geophysical Services, Inc., Global Microseismic, Inc. (n/k/a Global Microseismic Services, Inc.), and Bank of America, N.A., as administrative agent
			10-K 3/18/11	10.39 001-34709

10.17†
Supplemental No.2 dated as of November 12, 2010 to the Security Agreement dated as of April 30, 2010, among Global Geophysical Services, Inc., Paisano Lease Co. Inc., Global Eurasia, LLC, and Bank of America, N.A., as administrative agent
			10-K 3/18/11	10.40 001-34709

10.18†
Supplemental No.3 dated as of December 7, 2010 to the Security Agreement dated as of April 30, 2010, among Global Geophysical Services, Inc., Autoseis Development Company, and Bank of America, N.A., as administrative agent
			10-K 3/18/11	10.41 001-34709

10.19†		Assignment of Insurance among Global Geophysical Services, Inc. and Bank of America, N.A. dated April 30, 2010	10-K 3/18/11	10.42 001-34709

10.20†
Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Texas) by and from Global Geophysical Services, Inc. to Aaron Roffwarg for the benefit of Bank of America, N.A., as Administrative Agent, dated April 30, 2010
			10-K 3/18/11	10.43 001-34709

10.21†	†
Amendment No.1 to Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of April 30, 2012, by and between Global Geophysical Services, Inc., and Bank Of America, N.A., as Administrative Agent, for the benefit of the Administrative Agent for the holders of the Secured Obligations (as defined in the Deed of Trust)

10.22†		First Preferred Fleet Mortgage by Global Geophysical Services, Inc. to Bank of America, N.A. dated April 30, 2010	10-K 3/18/11	10.44 001-34709

10.23†
Amendment No. 1 to First Preferred Fleet Mortgage dated as of June 8, 2011 and effective as of June 9, 2011, among Global Geophysical Services, Inc., and Bank of America, N.A., a national banking association, as administrative agent, as mortgagee
			8-K 06/14/11	10.2 001-34709

10.24†	†
Amendment No.2 and Supplement to First Preferred Fleet Mortgage dated as of April 30, 2012 and effective as of April 30, 2012, among Global Geophysical Services, Inc., and Bank of America, N.A., a national banking association, as administrative agent, as mortgagee

10.25†		Amendment No. 3 to First Preferred Fleet Mortgage dated as of July 20, 2012 and effective as of July 20, 2012, among Global Geophysical Services, Inc., and Bank of America, N.A., a national banking association, as administrative agent, as mortgagee	8-K 07/23/12	10.2

10.26†		Guaranty to Bank of America, N.A. dated April 30, 2010	10-K 3/18/11	10.45 001-34709

10.27†		Note payable to Citibank, N.A. dated April 30, 2010	10-K 3/18/11	10.46 001-34709

10.28†		Employment Agreement dated as of October 15, 2010 between Global Geophysical Services, Inc. and Christopher P. Graham	8-K 10/21/10	10.1

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
10.29†
Purchase Agreement dated as of March 23, 2012, among Global Geophysical Services, Inc., the Guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets, Inc., as representatives of the initial purchasers.
			8-K 03/30/12	10.1 001-34709

10.30†		Employment Agreement dated as of October 25, 2012 between Global Geophysical Services, Inc. and Richard C. White	8-K 10/26/12	10.1 001-34709

12.1†	†	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1†		Global Geophysical Services, Inc. Code of Business Conduct and Ethics as revised November 26, 2012	8-K 11/29/12	14.1 001-34709

21.1†	†	List of Subsidiaries of Global Geophysical Services, Inc.

23.1†	†	Consent of UHY LLP

31.1†	†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	†	XBRL Instance Document.

101.SCH†	†	XBRL Taxonomy Extension Schema Document

101.CAL†	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	†	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
†	Previously filed.

††	Filed herewith.

*	Confidential portions have been filed separately with the Commission.

**	To be filed by amendment.

GLOBAL GEOPHYSICAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Geophysical Services, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Geophysical Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ UHY LLP

Houston, Texas
March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Geophysical Services, Inc. and Subsidiaries
Houston, Texas

We have audited the internal control over financial reporting of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Global Geophysical Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ UHY LLP

Houston, Texas
March 4, 2013

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,359	$21,525
Restricted cash investments	1,830	5,639
Accounts receivable, net	51,766	86,889
Inventory	11,864	-
Income and other taxes receivable	1,472	7,060
Prepaid expenses and other current assets	21,480	6,050
TOTAL CURRENT ASSETS	111,771	127,163

MULTI-CLIENT LIBRARY, net	309,067	232,235

PROPERTY AND EQUIPMENT, net	100,172	118,420

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	13,083	9,929

OTHER ASSETS	6,401	6,245

TOTAL ASSETS	$552,875	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share amounts)

	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$42,597	$55,764
Current portion of long-term debt	22,970	11,416
Current portion of capital lease obligations	5,639	7,256
Income and other taxes payable	3,563	5,169
Deferred revenue	22,498	39,560
Other payables	3,059	821
TOTAL CURRENT LIABILITIES	100,326	119,986

DEFERRED INCOME TAXES, net	27,073	2,120

LONG-TERM DEBT, net of current portion and unamortized discount	311,250	265,873

CAPITAL LEASE OBLIGATIONS, net of current portion	4,176	2,613

NON-CONTROLLING INTERESTS	997	1,469

OTHER LIABILITIES	1,505	750

TOTAL LIABILITIES	445,327	392,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100.0 million shares authorized, 47.6 million shares and 46.7 million shares issued and 37.6 million shares and 37.0 million shares outstanding at December 31, 2012 and 2011, respectively	476	467
Additional paid-in capital	253,415	246,104
Accumulated deficit	(49,815)	(36,484)
	204,076	210,087
Less: treasury stock, at cost, 10.0 million shares and 9.7 million shares at December 31, 2012 and 2011, respectively	96,528	96,525
TOTAL STOCKHOLDERS’ EQUITY	107,548	113,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,875	$506,373

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

REVENUES	$338,984	$385,355	$254,705

OPERATING EXPENSES	239,783	293,865	225,327

GROSS PROFIT	99,201	91,490	29,378

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	56,750	46,582	40,387

INCOME (LOSS) FROM OPERATIONS	42,451	44,908	(11,009)

OTHER EXPENSE
Interest expense, net	(31,666)	(25,259)	(21,269)
Foreign exchange loss	(1,688)	(311)	(947)
Other expense	(2,472)	(218)	(5,729)
TOTAL OTHER EXPENSE	(35,826)	(25,788)	(27,945)

INCOME (LOSS) BEFORE INCOME TAXES	6,625	19,120	(38,954)

INCOME TAX EXPENSE (BENEFIT)
Current	8,148	9,329	6,457
Deferred	12,280	4,151	(5,857)
TOTAL INCOME TAX EXPENSE	20,428	13,480	600

INCOME (LOSS) AFTER INCOME TAXES	(13,803)	5,640	(39,554)

NET INCOME (LOSS), attributable to non-controlling interests	(472)	(22)	162

NET INCOME (LOSS), attributable to common shareholders	$(13,331)	$5,662	$(39,716)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.36)	$0.15	$(1.44)
Diluted	$(0.36)	$0.15	$(1.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,319	36,666	27,517
Diluted	37,319	36,666	27,517

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$(13,331)	$5,662	$(39,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (net) and amortization expense	135,601	142,565	129,193
Non-cash revenues from Multi-client data exchange	(5,328)	(3,113)	(9,382)
Deferred tax expense (benefit)	12,280	4,151	(5,857)
(Gain) loss on sale of assets	(15,706)	(1,683)	2,629
Other	7,583	6,716	10,140
Effects of changes in operating assets and liabilities
Accounts receivable, net	35,124	(17,380)	4,059
Inventory	(11,864)	-	-
Prepaid expenses and other current assets	(2,482)	(1,480)	8,333
Accounts payable and accrued expenses	(13,166)	11,705	9,083
Deferred revenue	(17,126)	(10,142)	3,255
Other	5,694	9	9,458
NET CASH PROVIDED BY OPERATING ACTIVITIES	117,279	137,010	121,195

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(25,977)	(35,463)	(45,341)
Investment in Multi-client library	(165,127)	(177,746)	(170,755)
Investment in unconsolidated subsidiary	(670)	-	-
Change in restricted cash investments	3,809	(3,195)	2,902
Purchase of intangibles	(3,397)	(1,150)	(5,389)
Proceeds from sale of assets	28,756	15,072	497
NET CASH USED IN INVESTING ACTIVITIES	(162,606)	(202,482)	(218,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	46,794	7,871	25,972
Net proceeds from revolving credit facility	9,060	55,000	15,000
Debt issuance costs	(1,804)	-	(5,922)
Principal payments on capital lease obligations	(7,694)	(4,370)	(2,063)
Purchase of treasury stock	(3)	(823)	(1,317)
Issuances of stock, net	808	1,082	76,431
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,161	58,760	108,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,834	(6,712)	11,210

CASH AND CASH EQUIVALENTS, beginning of period	21,525	28,237	17,027

CASH AND CASH EQUIVALENTS, end of period	$23,359	$21,525	$28,237

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

					Additional			Total
	Preferred	Common Stock		Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Class A	Class B	Stock	Capital	Stock	Deficit	Equity

Balances at January 1, 2010	$284	$40	$57	$-	$160,362	$(94,385)	$(2,430)	$63,928

Issuance of common stock, net of costs of issuance of $7,574	-	-	1	74	76,356	-	-	76,431

Conversion to common stock	(284)	(40)	(58)	382	-	-	-	-

Compensation expense associated with stock grants	-	-	-	-	3,129	-	-	3,129

Charitable contribution expense associated with stock grant	-	-	-	-	104	-	-	104

Put option liability	-	-	-	-	(702)	-	-	(702)

Purchase of treasury stock	-	-	-	-	-	(1,317)	-	(1,317)

Net loss	-	-	-	-	-	-	(39,716)	(39,716)

Balances at December 31, 2010	-	-	-	456	239,249	(95,702)	(42,146)	101,857

Issuance of common stock	-	-	-	11	719	-	-	730

Compensation expense associated with stock grants	-	-	-	-	5,228	-	-	5,228

Charitable contribution expense associated with stock grant	-	-	-	-	206	-	-	206

Put option liability	-	-	-	-	702	-	-	702

Purchase of treasury stock	-	-	-	-	-	(823)	-	(823)

Net income	-	-	-	-	-	-	5,662	5,662

Balances at December 31, 2011	-	-	-	467	246,104	(96,525)	(36,484)	113,562

Issuance of common stock	-	-	-	9	1,324	-	-	1,333

Compensation expense associated with stock grants	-	-	-	-	5,883	-	-	5,883

Charitable contribution expense associated with stock grant	-	-	-	-	104	-	-	104

Purchase of treasury stock	-	-	-	-	-	(3)	-	(3)

Net loss	-	-	-	-	-	-	(13,331)	(13,331)

Balances at December 31, 2012	$-	$-	$-	$476	$253,415	$(96,528)	$(49,815)	$107,548

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Global Geophysical Services, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company”) are headquartered in Houston, Texas. The Company provides an integrated suite of seismic data solutions to the global oil and gas industry, including the Company’s high resolution RG-3D Reservoir Grade® (“RG3D”) seismic service. The Company’s seismic data solutions consist primarily of seismic data acquisition, processing and interpretation services. Through these services, the Company delivers data that enables the creation of high quality images of the Earth’s subsurface that reveal complex structural and stratigraphic details. These images are used primarily by oil and gas companies to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. The Company integrates seismic survey design, data acquisition, processing and interpretation to deliver an enhanced product to clients. In addition, the Company owns and markets a growing seismic data library and licenses this data to clients on a non-exclusive basis.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

Proprietary Services

The Company’s seismic services are provided under cancelable service contracts, which vary in terms and conditions. The Company recognizes revenues in accordance with the terms of the contract. These contracts are either “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenues based upon quantifiable measures of progress, such as square miles or linear kilometers of data acquired. Under term agreements or the term portions thereof, period revenues are recognized on a day-rate basis. Under certain contracts where the client pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenues during the performance of the seismic acquisition, using the same quantifiable measures of progress as for the acquisition work. The Company also receives reimbursements for certain other out-of-pocket expenses under the terms of its service contracts. The Company records amounts billed to clients in revenues at the gross amount including out-of-pocket expenses that are reimbursed by the client. In some instances, customers are billed in advance of services performed which the Company records as deferred revenue.

Multi-client Services

The Company generates Multi-client revenues by granting a license to seismic data. This allows clients to have access to seismic data at a cost that is generally less than acquiring data on a proprietary basis. The Company’s Multi-client projects differ from seismic data services projects in that the Company sets the specifications of the program, generally handles all aspects of the seismic data acquisition, and maintains ownership of the seismic data and its corresponding revenue stream.

Revenues are recorded under arrangements from the licensing of Multi-client data as pre-commitments, late sales and / or data swap transactions. Once a contract is signed, it is either classified as a pre-commitment, or a late sale and the entire contract will follow revenue recognition as described below.

Revenues from the creation of Multi-client projects are recognized when (i) the Company has a licensing arrangement with the customer that is validated by a signed contract, (ii) the sales price is fixed and determinable, (iii) collection is reasonably assured, and (iv) delivery, ‘as defined below’ has occurred. When the above criteria have been satisfied, the Company recognizes revenues using the proportionate performance method based upon quantifiable measures of progress such as square mile or linear kilometer of data acquired.

Revenues associated from a data swap transaction are recognized as a pre-commitment or late sale when (i) the Company has an arrangement with the customer that is validated by a signed contract, (ii) the value is determined based on the value which is more readily determinable, and (iii) the asset exchanged for has been received. Delivery is defined as ‘data is made available to the customer to view’.

If the data is subject to any incremental processing, the Company holds back a portion of the revenues to be recognized upon the delivery of the processed data to the customer. This hold back is calculated as a percentage of the data processing cost remaining to complete over the entire cost of the project.

Pre-commitment Revenues

Pre-commitments represent one classification of Multi-client revenues. Pre-commitment revenues are contractual obligations whereby a client commits funds in advance of the Company’s acquisition of seismic data. In return for these pre-commitments, clients typically have some input with respect to project specifications and receive preferential pricing. The Company records pre-commitment payments as deferred revenue when they are received and records them as revenues on the basis of proportionate performance.

Late Sale Revenues

Late Sales represent another classification of Multi-client revenues. For any contract, if all or any portion of the data has been acquired by the Company and it can be made available to view by the customer, it will be classified as a late sale. For late sale contracts any portion associated with data which has not been acquired will be deferred and recognized as revenues on the basis of proportionate performance.

Multi-client Library

All costs directly incurred in acquiring, processing and otherwise completing a seismic survey are capitalized into the Multi-client library. The Company establishes amortization rates based on the estimated future revenues (both from pre-commitments and late sales) on an individual survey basis. The underlying estimates that form the basis for the sales forecast depend on historical and recent revenue trends, oil and gas prospective in particular regions, general economic conditions affecting the customer base, expected changes in technology and other factors. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, an impairment loss may be recorded relative to the seismic data library, which could be material to any particular reporting period. However, under no circumstance will an individual survey carry a net book value greater than a four-year straight-line amortized value. This is accomplished by comparing the cumulative amortization recorded for each survey to the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. Amortization expense of the Multi-client seismic data was $103.3 million, $112.7 million and $92.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Non-Monetary Transactions

The Company participates in certain non-cash data exchange transactions, in which the Company takes ownership of a customer’s seismic data in exchange for a non-exclusive license to selected seismic data from the Multi-client library. In these non-cash data exchange transactions, the Company records a data library asset for the data received and recognizes revenues on the transaction in accordance with its revenue recognition policy. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable. For the years ended December 31, 2012, 2011, and 2010, the Company has recognized $5.4 million, $3.1 million, and $9.4 million respectively, as revenues related to non-cash data transactions.

Mobilization Costs:   Transportation and other expenses incurred prior to the commencement of geophysical operations are deferred and amortized over the term of the related contract.

Financial Instruments:   Financial instruments consist of cash and cash equivalents, accounts receivable and payables, and debt. The carrying value of cash and cash equivalents and accounts receivable and payables approximate fair value due to their short-term nature. The Company believes the fair value and the carrying value of all other debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2012 and 2011. See Note 9 for the fair value of the Company’s 10.5% senior notes.

Cash and Cash Equivalents:   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:   Trade accounts receivables are recorded in accordance with terms and amounts specified in the related contracts on an ongoing basis. Amounts recorded as unbilled represent work done for customers but not billed at period end in accordance with contract provisions and generally are expected to be billed within a relatively short period of time. Management of the Company continually monitors accounts receivable for collectability issues. The Company evaluates the collectability of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly. The allowance for doubtful accounts was $3.1 million and $3.5 million at December 31, 2012 and 2011, respectively.

The Company sometimes experiences disagreements or disputes with customers relating to the Company’s charges. At December 31, 2011, the Company had disputes of approximately $4.8 million in net receivables which related to charges for the Company's services with certain customers. As of December 31, 2012, these disputes were settled. Bad debt expense for the years ended December 31, 2012 and 2011 was $5.6 million and zero, respectively.

Inventory:   The Company identified certain recording systems as inventory to be sold to third parties during the year ended December 31, 2012. Inventory consists primarily of finished products and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory. There were no such provisions made during the year ended December 31, 2012.

Property and Equipment:   Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Boats	10 years
Computers and software	3 years
Furniture and fixtures	1-2 years
Machinery and equipment	3-7 years

Management’s estimation of useful life is based on circumstances that exist in the seismic industry and information available at the time of the asset purchase. As circumstances change and new information becomes available these estimates could change.

Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in income (loss) from operations within the Statements of Operations during the reporting period. During the years ended December 31, 2012, 2011 and 2010, the Company disposed of property and equipment, recognizing a gain of $15.7 million, a gain of $1.7 million and a loss of $2.6 million, respectively, which is included in operating expenses. Substantially all of the Company’s assets are pledged as collateral to secure debt.

Goodwill:   Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually or when indicators of impairment are present. Under this goodwill impairment test, if the fair value of a reporting unit does not exceed its carrying value, the excess of fair value of the reporting unit over the fair value of its net assets is considered to be the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the difference is recognized as a loss on impairment of goodwill. Goodwill was evaluated for impairment at December 31, 2012 and 2011 and was not deemed to be impaired.

Internal use Software:  In accordance with ASC 350-40 “Internal-Use Software”, the Company capitalizes costs related to the development of internal use software.  When capitalized, the Company amortizes the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.  Currently, the Company is in the application development stage of its computer software development and, appropriately, has capitalized certain costs in the accumulative amounts of $1.8 million and $0.9 million as of December 31, 2012 and 2011, respectively.

Asset Impairment:   In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment and its Multi-client data library if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property and Multi-client data library is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the Statements of Operations during the years ended December 31, 2012, 2011 and 2010, respectively.

For the Multi-client data library, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each project’s remaining estimated useful life with the carrying value of each project. If the undiscounted cash flows are equal to or greater than the carrying value of such project, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any project, the forecast of future cash flows related to such project is discounted to fair value and compared with such project’s carrying amount. The difference between the project’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge. There were no impairment charges recognized for the Multi-client data library in the Statements of Operations during the years ended December 31, 2012, 2011 and 2010.

Deferred Revenue:   Deferred revenue consists primarily of amounts contractually billable or client payments made in advance of work done and deferred fees related to the mobilization period. These amounts are recognized as earned under the term of the related contract.

Treasury Stock:   The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Debt Issuance Costs:   The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $2.0 million and $1.0 million at December 31, 2012 and 2011, respectively.

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

Advertising:   Advertising costs are expensed as incurred and were $0.5 million, $0.7 million and $0.6 million for the years ended December 2012, 2011 and 2010, respectively.

Income Taxes:   The Company follows ASC 740 “Income Taxes” regarding the accounting for deferred tax assets and liabilities. Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The Company follows ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an income tax position is required to meet before recognizing in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. Additionally, the Company continues to recognize income tax related penalties and interest in the provision for income taxes.

Earnings Per Share:   The Company accounts for earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the periods, including the dilutive effect of restricted stock, options and warrants granted. Dilutive restricted stock, options, and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Restricted stock, options and warrants, where the exercise price exceeds the average stock price for the period, are considered anti-dilutive and therefore are not included in the calculation of dilutive shares.

Foreign Operations:   The Company’s future revenues, in part, depend on operating results from its operations in foreign countries. The success of the Company’s operations is subject to various contingencies beyond management’s control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation.

The Company enters into transactions that are not denominated in U.S. dollars. The transactions are re-measured to U.S. dollars and the exchange gains and losses are reported in other expense within the Consolidated Statements of Operations.

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

Reclassifications:   Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the classifications in the 2012 consolidated financial statements. On the consolidated statements of cash flows, we consolidated certain lines: within “Adjustments to reconcile net income (loss) to net cash”, Amortization of debt issuance costs, Loss on extinguishment of debt, Stock-based compensation, Non-cash charitable contribution, and Unrealized gain on derivative instrument were consolidated into one line called Other; and within “Effects of changes in operating assets and liabilities”, Other assets, Income and other taxes receivable, and Income and other taxes payable were consolidated into one line called Other.

NOTE 3—SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets included the following (in thousands):

	December 31,
	2012	2011

Assets held for sale	$4,878	$-
Prepaid expenses	1,181	862
Mobilization costs, net	998	4,220
Note receivable, current portion	1,750	968
Current deferred tax asset	12,673	-
Prepaid expenses and other current assets	$21,480	$6,050

Accounts receivable, net included the following (in thousands):

	December 31,
	2012	2011

Accounts receivable, trade	$38,511	$65,019
Unbilled	16,321	25,355
Allowance for doubtful accounts	(3,066)	(3,485)
Accounts receivable, net	$51,766	$86,889

Other assets included the following (in thousands):

	December 31,
	2012	2011

Debt issuance costs, net	$5,689	$4,877
Investment in unconsolidated subsidiary	441	741
Other	271	627
Other assets	$6,401	$6,245

NOTE 4—MULTI-CLIENT LIBRARY

Multi-client library consisted of the following (in thousands):

	December 31,
	2012	2011

Multi-client library, at cost	$655,477	$475,379
Less: accumulated Multi-client library amortization	346,410	243,144
Multi-client library, net	$309,067	$232,235

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011

Machinery and equipment	$308,039	$321,342
Computers and software	19,661	17,077
Buildings	13,601	13,601
Boats	7,634	7,174
Land	2,157	2,157
Furniture and fixtures	103	216
	351,195	361,567
Less: accumulated depreciation	258,248	252,517
	92,947	109,050
Construction in process	7,225	9,370
Property and equipment, net	$100,172	$118,420

The following table represents an analysis of depreciation expense (in thousands):

	Year Ended December 31,
	2012	2011	2010

Gross depreciation expense	$40,566	$44,856	$56,265
Less: capitalized depreciation for Multi-client library	11,329	16,901	20,369
Depreciation (net)	$29,237	$27,955	$35,896

NOTE 6—GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	December 31,
	2012	2011

Customer list	$3,984	$3,984
Trademark	1,759	1,679
Patents	3,913	3,913
Non-compete agreements	1,057	866
Intellectual property	8,883	2,901
	19,596	13,343
Less: accumulated amortization	6,513	3,414
Intangible assets, net	13,083	9,929
Goodwill	12,381	12,381
Goodwill and other intangibles, net	$25,464	$22,310

Intangible assets subject to amortization are amortized over their estimated useful lives which are between two and fifteen years. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $1.9 million and $0.6 million, respectively. Amortization expense is projected to be $3.2 million, $2.0 million, $2.0 million, $2.0 million, and $0.9 million for the twelve months ended December 31, 2013 through 2017, respectively and $3.0 million thereafter.

NOTE 7—INCOME TAXES

Pretax Income (Loss) and Income Tax Expense (Benefit). The tables below show our pretax income (loss) from continuing operations and the components of income tax expense (benefit) for each of the years ended December 31:

Pretax income (loss) was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

U.S.	$19,904	$19,320	$(21,712)
Foreign	(13,279)	(200)	(17,242)
Pretax income (loss)	$6,625	$19,120	$(38,954)

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$-	$-	$90
State	(982)	347	206
Foreign	9,130	8,982	6,161
	8,148	9,329	6,457

Deferred
Federal	11,702	4,613	(9,698)
State	303	(692)	1,508
Foreign	275	230	2,333
	12,280	4,151	(5,857)
Income tax expense	$20,428	$13,480	$600

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory rate to the income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax at statutory rate	$2,319	$6,692	$(13,634)
U.S. state income taxes	(1,062)	675	777
Non-U.S. effective rate different than statutory	1,158	(786)	5,161
Effect of non-deductible expenses	2,846	2,269	2,275
U.S. limit on foreign tax credits	13,324	-	-
Change in valuation allowance	1,231	2,988	3,667
Liabilities for uncertain tax matters	-	800	1,900
Other	612	842	454
Income tax expense	$20,428	$13,480	$600

In 2012, the Company’s effective tax rate differed from the statutory rate primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, and non-deductible expenses.  The effective tax rate for 2012 was also impacted by the decision to elect to deduct foreign taxes on the U.S. return both in the current year as well as certain prior years instead of taking a foreign tax credit as it was determined the credits would be limited.  In 2011, the Company’s effective tax rate differed from the statutory rate primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, and non-deductible expenses. In 2010, the Company’s effective tax rate differed from the statutory rate, primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, increases to uncertain tax positions and non-deductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences are anticipated to reverse. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating our valuation allowance, the Company considers the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment.  A significant piece of objective negative evidence evaluated was the inability to utilize foreign tax credits during the year ended December 31, 2012. Such objective evidence and other subjective evidence caused the Company to evaluate foreign tax credits. Instead of recording a valuation allowance on these tax credits, the Company will claim a deduction for them on the U.S. tax return.

Based on the net operating losses incurred by the Company in different taxing jurisdictions, the Company recorded valuation allowances primarily related to foreign net operating loss carry forwards. The allowance decreased by $1.2 million and increased by $5.3 million in 2012 and 2011, respectively.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$90,519	$97,172
Foreign tax credits	956	13,133
Other	1,409	1,090
Total gross deferred tax asset	92,884	111,395
Less: valuation allowance	18,120	19,336
Total deferred tax asset	74,764	92,059
Deferred tax liability:
Property and equipment	(13,470)	(19,765)
Multi-client library	(72,981)	(74,414)
Other	(2,713)	-
Total gross deferred tax liability	(89,164)	(94,179)
Deferred tax asset (liability), net	$(14,400)	$(2,120)

As of December 31, 2012, the Company had approximately $204.3 million in U.S. net operating loss carryforwards that expire beginning in 2026 and $71.9 million in non-U.S. net operating loss carryforwards and $37.2 million state loss carryforwards with various expiration periods. At December 31, 2012, the Company also had approximately $1.0 million in foreign tax credit carryforwards that expire beginning in 2016.

In the Consolidated Balance Sheet at December 31, deferred tax assets and liabilities from the preceding table were recorded in the following balance sheet captions (in thousands):

	December 31,
	2012	2011
Deferred income taxes, net	$(27,073)	$(2,120)
Prepaid expenses and other current assets	12,673	-
Deferred tax asset (liability), net	$(14,400)	$(2,120)

As of December 31, 2012, the Company had unremitted earnings of $8.7 million in certain foreign subsidiaries. Management intends to permanently reinvest those earnings. Consistent with management’s intention to permanently reinvest earnings from its non-U.S. operations, U.S. Federal and State Income taxes have not been recognized on such earnings, as the Company does not intend to repatriate such earnings. At such time the Company determines that such earnings will be remitted, appropriate U.S. Federal and State taxes, as applicable, will be recorded in the consolidated financial statements.

Unrecognized Tax Benefits (Liabilities for Uncertain Tax Matters):

The following table showed the change in the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011

Beginning unrecognized tax benefits	$2,323	$1,523
Additions based on tax positions taken in current year	-	-
Additions based on tax positions of prior years	-	800
Reductions due to settlements with taxing authorities	(770)	-
Reductions due to lapse of statutes of limitation	-	-

Ending unrecognized tax benefits	$1,553	$2,323

As of December 31, 2012 and 2011, $1.6 million and $2.3 million of unrecognized tax benefits would affect the Company’s income tax expense and effective income tax rate if recognized in future periods. It is reasonably possible that the total amount of unrecognized tax benefits could change in the next twelve months.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. During 2012, the Company recognized no additional interest and penalties related to the unrecognized tax benefits noted above. The Company had $0.3 million and $0.4 million accrued for the payment of interest and penalties as of December 31, 2012 and 2011.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2008.

NOTE 8—LONG-TERM DEBT

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

The Notes are a general unsecured, senior obligation of the Company. The Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis (see Note 19).

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

Events of Default — The Indenture also contains events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of December 31, 2012, the Company was in compliance with all respective covenants.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $2.0 million and $1.0 million at December 31, 2012 and 2011, respectively.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders will be able to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of December 31, 2012, the Company was in compliance with all respective covenants.

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

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for our foreign operations.  The balance outstanding under these promissory notes as of December 31, 2012 and 2011 was $10.4 million and $10.7 million, respectively, at weighted average interest rates of 9.1% and 10.1%, respectively.

Notes payable - insurance:  In exchange for insurance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes as of December 31, 2012 and 2011 was $0.8 million and $0.5 million, respectively, at weighted average interest rates of 3.4% and 3.1%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  As of December 31, 2012 and 2011, the letters of credit outstanding were $1.8 million and $5.6 million, respectively.

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011

Senior notes	$250,000	$200,000
Revolving credit facility	79,060	70,000
Promissory notes	11,204	11,678
Notes payable - insurance	806	538
	341,070	282,216
Less: unamortized discount	6,850	4,927
	334,220	277,289
Less: current portion	22,970	11,416
Long-term debt, net of current portion and unamortized discount	$311,250	$265,873

Future maturities of notes payable and line of credit for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,
2013	$22,970
2014	67,700
2015	200
2016	200
2017	250,000
Thereafter	-
$341,070

NOTE 9—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company follows ASU 2011-04 “Fair Value Measurement” as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2012 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments or variable rates of interest. Accordingly, they have been excluded from the table below. The fair value of the Notes is determined by multiplying the principal amount by the market price. The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$195,801	$178,000	$195,073	$187,250
$50.0 million senior notes	$47,349	$44,500	N/A	N/A

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 10—EARNINGS PER SHARE

The Company follows ASC 260 “Earnings Per Share” for share-based payments which are considered as participating securities. Upon adoption, all share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010

Net income, attributable to common shareholders	$(13,331)	$5,662	$(39,716)
Weighted average shares outstanding:
Basic	37,319	36,666	27,517
Diluted	-	-	-
Total	37,319	36,666	27,517
Basic (loss) income per share	$(0.36)	$0.15	$(1.44)
Diluted income per share	$(0.36)	$0.15	$(1.44)

For the years ended December 31, 2012, 2011 and 2010, 1,893,200, 2,386,700, and 2,884,100 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive, respectively.

For the years ended December 31, 2012, 2011 and 2010, zero, zero and 390,000 stock warrants have been excluded from diluted earnings per share because they are considered anti-dilutive, respectively.

NOTE 11—STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation – Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards. A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan. As of December 31, 2012, 4,830,400 options have been granted and 2,937,200 have been forfeited.

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

The Company did not grant any stock options during the year ended December 31, 2012. The following assumptions were used for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Risk-free interest rates	2.68%	2.62%
Expected lives (in years)	7	7
Expected dividend yield	-	-
Expected volatility	59.08%	60.93%

The computation of expected volatility during the year ended December 31, 2011 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plans for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2009	2,642,200	$22.95		$4.97
Expired	-	-		-
Granted	562,900	22.71		11.38
Exercised	-	-		-
Forfeited	(321,000)	22.69		6.57

Balance as of December 31, 2010	2,884,100	22.93		6.04
Expired	-	-		-
Granted	65,000	21.92		13.49
Exercised	-	-		-
Forfeited	(562,400)	23.11		8.02

Balance as of December 31, 2011	2,386,700	22.86		5.78
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(493,500)	22.85		7.61
Balance at December 31, 2012	1,893,200	$22.87	5.59	$5.30
Exercisable as of December 31, 2012	1,619,550	$22.79	5.59	$4.79

Outstanding options at December 31, 2012 expire during the period April 2017 to June 2021 and have exercise prices ranging from $12.50 to $30.00.

Compensation expense associated with stock options of $1.4 million, $1.7 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, was included in selling, general and administrative expenses in the Statements of Operations. At December 31, 2012, the Company had approximately 273,650 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $1.4 million at December 31, 2012. Such amounts are expected to be recognized over a period of 2.5 years, beginning January 1, 2013.

Restricted Stock:   To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	281,289	$7.88
Granted	488,714	9.75
Vested	(116,260)	6.09
Forfeited	(58,690)	6.51
Balance at December 31, 2010	595,053	9.90
Granted	755,100	11.40
Vested	(185,698)	9.25
Forfeited	(169,619)	11.42
Balance as of December 31, 2011	994,836	10.84
Granted	636,338	5.09
Vested	(375,741)	11.78
Forfeited	(278,457)	10.91
Nonvested Restricted Shares Outstanding December 31, 2012	976,976	$6.72

Compensation / charitable contribution expense associated with restricted stock of $4.6 million, $3.7 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, was included in selling, general and administrative expenses in the Statements of Operations. The total cost of nonvested stock awards which the Company had not yet recognized at December 31, 2012 was approximately $6.2 million. This amount is expected to be recognized over the next 3 years.

Employee Stock Purchase Plan: During the third quarter of 2011, the Company launched an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the year ended December 31, 2012 was immaterial to our consolidated financial statements.

NOTE 12—SEGMENT INFORMATION

The Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands). Proprietary Services accounted for 54%, 54%, and 47% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and Multi-client Services accounted for 46%, 46%, and 53% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

	As of and for the Year Ended December 31, 2012
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$182,476	$156,508	$-	$338,984
Segment income (loss)	$(219)	$30,192	$(43,304)	$(13,331)
Segment assets	$27,047	$336,765	$189,063	$552,875

	As of and for the Year Ended December 31, 2011
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$207,921	$177,434	$-	$385,355
Segment income (loss)	$4	$46,888	$(41,230)	$5,662
Segment assets	$54,552	$276,110	$175,711	$506,373

	As of and for the Year Ended December 31, 2010
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$119,837	$134,868	$-	$254,705
Segment income (loss)	$(31,185)	$24,878	$(33,409)	$(39,716)
Segment assets	$43,288	$181,365	$188,613	$413,266

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2012, 2011 and 2010, the Company made matching contributions equal to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by participating personnel. The Company’s matching contributions for the years ended December 31, 2012, 2011 and 2010 were approximately $1.0 million, $0.8 million and $0.6 million, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Capital Leases: From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of December 31, 2012 and 2011 was $9.8 million and $9.9 million, respectively, at weighted average interest rates of 5.3% and 5.6%, respectively.

Operating Leases:   The Company leases certain office space under non-cancelable operating lease agreements, which expire at various dates and require various minimum annual rentals.

The following table summarizes future commitment under these operating and capital leases which have initial or remaining terms in excess of one year as of December 31, 2012, for each of the years remaining and in the aggregate (in thousands):

Year Ended December 31,	Operating Leases	Capital Leases
2013	$1,025	$5,971
2014	849	2,959
2015	446	1,362
2016	30	35
2017	-	17
Thereafter	-	-
Total future minimum lease payments	$2,350	10,344
Less: amounts representing interest		529
Present value of net minimum lease payments		9,815
Less: current portion		5,639
Long-term portion		$4,176

The Company has included the assets associated with the capital leases in property and equipment. At December 31, 2012 and 2011, the original cost of the assets was $22.4 million and $14.5 million, respectively, and accumulated depreciation of the assets was $5.4 million and $1.6 million, respectively.

Rental expense for short-term and long-term operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $23.1 million, $22.3 million and $23.6 million, respectively.

The Company is involved in litigation in the normal course of business. Management does not expect the eventual outcome to have a material impact on the financial condition of the Company.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information (in thousands):

	Year Ended December 31,
	2012	2011	2010

Interest paid	$29,235	$23,435	$16,738
Income taxes paid	$7,570	$8,922	$4,519

The following is supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2012	2011	2010

Option payable recorded against additional paid in capital	$-	$-	$702
Non-cash Multi-client asset recorded as deferred revenue	$64	$2,205	$697
Note payable related to purchase of business	$-	$1,000	$1,500
Original issue discount on notes payable	$3,000	$-	$5,982
Non-cash property and equipment additions associated with swap of property and equipment	$7,677	$-	$-
Non-cash property and equipment additions associated with data swap	$1,751	$-	$-
Property and equipment sale financed through note receivable	$-	$968	$2,550
Property and equipment additions financed through capital leases	$7,640	$14,238	$-
Purchase price not paid at close of acquisition	$2,993	$1,850	$-
Investment in unconsolidated subsidiaries	$-	$958	$-

NOTE 16—CUSTOMER CONCENTRATIONS

The Company’s sales are to clients whose activities relate to oil and gas exploration and production. In general, the Company does not require collateral from its customers. Therefore, the collection of receivables may be affected by the economy surrounding the oil and gas industry. For the years ended December 31, 2012, 2011 and 2010, customers representing more than 10% of the Company’s revenue and accounts receivable at the balance sheet dates are listed in the table below (in millions):

	Year Ended December 31,
	2012		2011		2010
	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Largest client	$52.5	15%	$64.7	17%	$41.0	16%
Second largest client	-	-	51.4	13%	-	-
Total	$52.5	15%	$116.1	30%	$41.0	16%

	December 31,
	2012		2011		2010
	Accounts Receivable	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Largest client	$0.5	1%	$10.8	12%	$-	-
Second largest client	-	-	6.7	8%	2.7	4%
Total	$0.5	1%	$17.5	20%	$2.7	4%

For the years ended December 31, 2012, 2011 and 2010, revenues from all geographic areas outside of the United States were $162.2 million, $180.4 million and $109.0 million, representing 48%, 47% and 43% of total revenues, respectively.

NOTE 17— UNAUDITED QUARTERLY FINANCIAL DATA (in thousands, except per share amounts)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2012
Revenues	$55,287	$90,214	$97,372	$96,111
Income from operations	$(12,012)	$21,275	$13,311	$19,877
Other expense	$(8,856)	$(10,453)	$(9,109)	$(7,408)
Net income attributable to common shareholders	$(28,614)	$5,807	$2,546	$6,930
Net income per common share:
Basic	$(0.76)	$0.16	$0.07	$0.19
Diluted	$(0.76)	$0.16	$0.07	$0.19

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2011
Revenues	$113,091	$110,128	$85,301	$76,835
Income from operations	$15,316	$10,767	$8,077	$10,748
Other expense	$(7,700)	$(7,698)	$(5,400)	$(4,990)
Net income attributable to common shareholders	$1,405	$883	$585	$2,789
Net income per common share:
Basic	$0.04	$0.02	$0.02	$0.08
Diluted	$0.04	$0.02	$0.02	$0.08

NOTE 18 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended December 31, 2012, there were no accounting standards issued that have material impact on our consolidated financial position, results of operations, or cash flows.

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	As of December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$150,864	$21,761	$(60,854)	$111,771
Multi-client library, net	309,031	36	-	309,067
Property and equipment, net	97,129	3,043	-	100,172
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	20,589	(20,589)	-	-
Other non-current assets	31,728	137	-	31,865
TOTAL ASSETS	$609,342	$4,388	$(60,855)	$552,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$102,568	$58,612	$(60,854)	$100,326
Long-term debt and capital lease obligations, net of current portion and unamortized discount	315,426	-	-	315,426
Deferred income tax and other non-current liabilities	29,575	-	-	29,575
TOTAL LIABILITIES	447,569	58,612	(60,854)	445,327
Stockholders' equity	161,773	(54,224)	(1)	107,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,342	$4,388	$(60,855)	$552,875

	As of December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$139,352	$47,449	$(59,638)	$127,163
Multi-client library, net	232,235	-	-	232,235
Property and equipment, net	113,041	5,379	-	118,420
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	30,807	(30,807)	-	-
Other non-current assets	28,340	215	-	28,555
TOTAL ASSETS	$543,776	$22,236	$(59,639)	$506,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$116,882	$62,742	$(59,638)	$119,986
Long-term debt and capital lease obligations, net of current portion and unamortized discount	268,486	-	-	268,486
Deferred income tax and other non-current liabilities	4,339	-	-	4,339
TOTAL LIABILITIES	389,707	62,742	(59,638)	392,811
Stockholders' equity	154,069	(40,506)	(1)	113,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,776	$22,236	$(59,639)	$506,373

	Year Ended December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$221,721	$127,402	$(10,139)	$338,984
Operating expenses	140,608	108,125	(8,950)	239,783
Selling, general and administrative expenses	32,068	25,871	(1,189)	56,750
Income (loss) from operations	49,045	(6,594)	-	42,451
Interest income (expense), net	(31,680)	14	-	(31,666)
Other expense, net	(2,255)	(1,905)	-	(4,160)
Income (loss) before income taxes	15,110	(8,485)	-	6,625
Income tax expense	15,195	5,233	-	20,428
Loss after income taxes	(85)	(13,718)	-	(13,803)
Net loss, attributable to non-controlling interests	(472)	-	-	(472)
Net income (loss), attributable to common shareholders	$387	$(13,718)	$-	$(13,331)

	Year Ended December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$305,665	$89,133	$(9,443)	$385,355
Operating expenses	212,164	90,089	(8,388)	293,865
Selling, general and administrative expenses	35,306	12,331	(1,055)	46,582
Income (loss) from operations	58,195	(13,287)	-	44,908
Interest income (expense), net	(25,277)	18	-	(25,259)
Other income (expense), net	910	(1,439)	-	(529)
Income (loss) before income taxes	33,828	(14,708)	-	19,120
Income tax expense	10,100	3,380	-	13,480
Income (loss) after income taxes	23,728	(18,088)	-	5,640
Net loss, attributable to non-controlling interests	(22)	-	-	(22)
Net income (loss), attributable to common shareholders	$23,750	$(18,088)	$-	$5,662

	Year Ended December 31, 2010
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$238,177	$30,342	$(13,814)	$254,705
Operating expenses	200,230	37,749	(12,652)	225,327
Selling, general and administrative expenses	33,490	8,059	(1,162)	40,387
Income (loss) from operations	4,457	(15,466)	-	(11,009)
Interest expense, net	(21,269)	-	-	(21,269)
Other expense, net	(6,612)	(64)	-	(6,676)
Loss before income taxes	(23,424)	(15,530)	-	(38,954)
Income tax expense (benefit)	(2,379)	2,979	-	600
Loss after income taxes	(21,045)	(18,509)	-	(39,554)
Net income, attributable to non-controlling interests	162	-	-	162
Net loss, attributable to common shareholders	$(21,207)	$(18,509)	$-	$(39,716)

	Year Ended December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$112,311	$4,968	$-	$117,279
Net cash used in investing activities	(154,504)	(8,102)	-	(162,606)
Net cash provided by (used in) financing activities	49,415	(2,254)	-	47,161
Net increase (decrease) in cash and cash equivalents	$7,222	$(5,388)	$-	$1,834

	Year Ended December 31, 2011
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$129,218	$7,792	$-	$137,010
Net cash used in investing activities	(198,266)	(4,216)	-	(202,482)
Net cash provided by financing activities	56,330	2,430	-	58,760
Net increase (decrease) in cash and cash equivalents	$(12,718)	$6,006	$-	$(6,712)

	Year Ended December 31, 2010
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$118,425	$2,770	$-	$121,195
Net cash provided by (used in) investing activities	(219,031)	945	-	(218,086)
Net cash provided by financing activities	108,101	-	-	108,101
Net increase in cash and cash equivalents	$7,495	$3,715	$-	$11,210

NOTE 20—SUBSEQUENT EVENT

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the Securities and Exchange Commission.