Form 10-Q
period 2013-03-31
Global Geophysical Services Inc
filed 2013-05-03
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34709
GLOBAL GEOPHYSICAL SERVICES, INC.
(Name of registrant as specified in its charter)

DELAWARE	05-0574281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13927 South Gessner Road Missouri City, TX	77489
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 972-9200

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
Yes    [  ]                  No   [x]

At May 1, 2013, there were 37,957,082 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,332	$23,359
Restricted cash investments	1,650	1,830
Accounts receivable, net	47,422	51,766
Inventory	11,219	11,864
Income and other taxes receivable	1,472	1,472
Prepaid expenses and other current assets	23,343	21,480
TOTAL CURRENT ASSETS	117,438	111,771

MULTI-CLIENT LIBRARY, net	291,197	309,067

PROPERTY AND EQUIPMENT, net	94,093	100,172

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	12,369	13,083

OTHER ASSETS	6,063	6,401

TOTAL ASSETS	$533,541	$552,875

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$48,400	$42,597
Current portion of long-term debt	17,198	22,970
Current portion of capital lease obligations	4,449	5,639
Income and other taxes payable	2,280	3,563
Deferred revenue	20,100	22,498
Other payables	1,814	3,059
TOTAL CURRENT LIABILITIES	94,241	100,326

DEFERRED INCOME TAXES, net	24,521	27,073

LONG-TERM DEBT, net of current portion and unamortized discount	311,366	311,250

CAPITAL LEASE OBLIGATIONS, net of current portion	3,402	4,176

NON-CONTROLLING INTERESTS	873	997

OTHER LIABILITIES	981	1,505

TOTAL LIABILITIES	435,384	445,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100.0 million shares authorized, 48.1 million shares and 47.6 million shares issued and 38.0 million shares and 37.6 million shares outstanding at March 31, 2013 and December 31, 2012, respectively	481	476
Additional paid-in capital	255,563	253,415
Accumulated deficit	(61,357)	(49,815)
	194,687	204,076
Less: treasury stock, at cost, 10.1 million shares and 10.0 million shares at March 31, 2013 and December 31, 2012, respectively	96,530	96,528
TOTAL STOCKHOLDERS’ EQUITY	98,157	107,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,541	$552,875

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)

REVENUES	$83,409	$96,111

OPERATING EXPENSES	72,370	60,694

GROSS PROFIT	11,039	35,417

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	16,040	15,541

INCOME (LOSS) FROM OPERATIONS	(5,001)	19,876

OTHER INCOME (EXPENSE)
Interest expense, net	(8,369)	(7,115)
Foreign exchange gain (loss)	176	(110)
Other expense	(43)	(182)
TOTAL OTHER EXPENSE	(8,236)	(7,407)

INCOME (LOSS) BEFORE INCOME TAXES	(13,237)	12,469

INCOME TAX EXPENSE (BENEFIT)	(1,570)	5,749

INCOME (LOSS) AFTER INCOME TAXES	(11,667)	6,720

NET LOSS, attributable to non-controlling interests	(125)	(210)

NET INCOME (LOSS), attributable to common shareholders	$(11,542)	$6,930

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.31)	$0.19
Diluted	$(0.31)	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,756	37,039
Diluted	37,756	37,039

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$(11,542)	$6,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (net) and amortization expense	55,692	30,218
Non-cash revenue from Multi-client data exchange	-	(932)
Deferred tax expense	(2,551)	4,002
Gain on sale of assets	(2,636)	(9,423)
Other	2,482	1,578
Effects of changes in operating assets and liabilities
Accounts receivable, net	4,343	5,636
Inventory	645	-
Prepaid expenses and other current assets	(2,434)	1,415
Accounts payable and accrued expenses	5,803	(1,818)
Deferred revenue	(2,398)	2,878
Other	(1,604)	(1,557)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,800	38,927

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,183)	(9,698)
Investment in Multi-client library	(27,988)	(38,686)
Investment in unconsolidated subsidiary	(50)	(250)
Change in restricted cash investments	180	2,818
Purchase of intangibles	(1,455)	(2,547)
Proceeds from sale of assets	4,438	14,018
NET CASH USED IN INVESTING ACTIVITIES	(29,058)	(34,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from long-term debt	(2,472)	49,741
Net payments on revolving credit facility	(3,500)	(45,940)
Debt issuance costs	-	(1,364)
Principal payments on capital lease obligations	(1,964)	(1,775)
Purchase of treasury stock	(1)	-
Issuances of stock, net	168	219
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(7,769)	881

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,973	5,463

CASH AND CASH EQUIVALENTS, beginning of period	23,359	21,525

CASH AND CASH EQUIVALENTS, end of period	$32,332	$26,988

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

		Additional			Total
	Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Capital	Stock	Deficit	Equity

Balances at January 1, 2013	$476	$253,415	$(96,528)	$(49,815)	$107,548

Issuance of common stock	5	163	-	-	168

Compensation expense associated with stock grants	-	1,985	-	-	1,985

Purchase of treasury stock	-	-	(2)	-	(2)

Net loss	-	-	-	(11,542)	(11,542)

Balances at March 31, 2013	$481	$255,563	$(96,530)	$(61,357)	$98,157

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Global Geophysical Services, Inc. and its controlled subsidiaries (collectively, the “Company” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company provides an integrated suite of seismic data solutions to the global oil and gas industry.

The consolidated financial statements of the Company as of and for the three months ended March 31, 2013 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the classifications in the 2013 consolidated financial statements.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets held for sale	$4,337	$4,878
Prepaid expenses	506	1,181
Mobilization costs, net	4,480	998
Note receivable, current portion	1,347	1,750
Current deferred tax asset	12,673	12,673
Total prepaid expenses and other current assets	$23,343	$21,480

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

Accounts receivable, net included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Accounts receivable, trade	$26,650	$38,511
Unbilled	24,857	16,321
Allowance for doubtful accounts	(4,085)	(3,066)
Accounts receivable, net	$47,422	$51,766

The Company occasionally experiences disagreements or disputes with customers relating to amounts charged by the Company. When management determines that amounts relating to such disputes are uncollectable, a charge to bad debt expense is recorded in the period such a determination is made. Bad debt expense, net of recovery for the three months ended March 31, 2013 and 2012 was $1.1 million and $2.9 million, respectively.

Other assets included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Debt issuance costs, net	$5,385	$5,689
Investment in unconsolidated subsidiary	448	441
Other	230	271
Total other assets	$6,063	$6,401

NOTE 3 - INVENTORY

The Company identifies certain recording systems produced or held for sale as inventory. Inventory consists primarily of finished products. Inventory is stated at the lower of cost or net realizable value. Cost of inventory is determined by using the first-in, first-out method. The Company periodically reviews its inventory and makes provisions for damaged, missing or obsolete inventory.

NOTE 4 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Multi-client library, at cost	$685,161	$655,477
Less: accumulated Multi-client library amortization	393,964	346,410
Multi-client library, net	$291,197	$309,067

Multi-client library amortization expense for the three months ended March 31, 2013 and 2012 was $47.6 million and $22.4 million, respectively.

The Company entered into a strategic License and Marketing Agreement dated as of March 28, 2013 (“the Agreement”) with SEI-GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc., hereinafter referred to as “SEI/GPI”. Under the terms of the Agreement, SEI/GPI, as licensee, will provide exclusive marketing services for a substantial portion of the Company’s North American onshore data library. The Agreement provided for a $25.0 million non-refundable license fee payable upon execution of the Agreement. For the three months ended March 31, 2013, the Company recorded late sale revenues of $23.3 million, representing the portion of the license fee related to completed library assets. The remaining $1.7 million, representing the uncompleted portion of ongoing surveys, was recorded as deferred revenue and will be recognized in accordance with the Company’s proportionate performance revenue recognition policy. SEI/GPI will receive, as compensation for marketing the data, a commission on all future gross revenues resulting from the sub-licensing of the data subject to the Agreement. Revenues for future sub-licenses issued by licensee pursuant to the Agreement will be accounted for at gross, with the commission being recorded and classified as Selling, General and Administrative expenses in the Company’s Consolidated Statements of Operations.

In connection with the License and Marketing Agreement, the Company evaluated certain Multi-client surveys for impairment. The impairment test compared the future cash flows from the surveys to their carrying value. If estimated future net cash flows exceeded the carrying value of the Multi-client asset, no impairment was required. If the carrying value exceeded estimated future net cash flows, the estimated future net cash flows were discounted to determine the survey’s estimated fair value. The variance between the discounted estimates of future net cash flows and the carrying value of respective Multi-client survey was recorded as impairment and the Multi-client survey’s carrying value was correspondingly reduced. At March 31, 2013, the Company recorded an impairment charge of $13.0 million classified in our Consolidated Statements of Operations as Multi-client library amortization expense.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Machinery and equipment	$303,012	$308,039
Computers and software	19,659	19,661
Buildings	13,601	13,601
Boats	7,634	7,634
Land	2,157	2,157
Furniture and fixtures	103	103
	346,166	351,195
Less: accumulated depreciation	260,738	258,248
	85,428	92,947
Construction in process	8,665	7,225
Property and equipment, net	$94,093	$100,172

The following table provides an analysis of depreciation expense (in thousands):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Gross depreciation expense	$9,032	$10,065
Less: capitalized depreciation for Multi-client library	1,696	2,958
Depreciation (net)	$7,336	$7,107

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	8,971	8,883
	19,684	19,596
Less: accumulated amortization	7,315	6,513
Total intangible assets, net	12,369	13,083
Goodwill	12,381	12,381
Total goodwill and other intangibles, net	$24,750	$25,464

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are between two and fifteen years.  Amortization expense for the three months ended March 31, 2013 and 2012 was $0.8 million and $0.8 million, respectively. For the three months ended March 31, 2013 and 2012, the Company capitalized $0.1 million and $1.1 million, respectively, of development costs related to internal use software as a component of intellectual property.

NOTE 7 - INCOME TAXES

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance. The Company has recorded valuation allowances in several non-US jurisdictions for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established or projected or the Company no longer has activities in these jurisdictions.

The effective income tax rate for the three months ended March 31, 2013 and 2012 was 11.9% and 46.1%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances related to non-US jurisdictions.

NOTE 8 - LONG-TERM DEBT

Senior Notes: On April 27, 2010, the Company issued $200.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Notes”) pursuant to exemptions from registration provided by Rule 144A and Regulation S under the Securities Act of 1933. The Company’s net proceeds from the offering were approximately $188.1 million after deducting the initial purchasers’ discounts, offering expenses and original issue discount.

The Notes represent a general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis.

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and used the remaining proceeds for capital expenditures and for general corporate purposes.

The Notes were issued under an Indenture with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”).

On March 28, 2012, the Company issued an additional $50.0 million aggregate principal amount of its 10.5% senior notes due 2017 pursuant to exemptions from registration provided by Rule 144A and Regulation S under the Securities Act of 1933. The net proceeds to the Company from the issuance were approximately $47.0 million after deducting the initial purchasers’ discounts, offering expenses and original issue discount. On September 28, 2012, the Company issued $50.0 million in aggregate principal amount of its 10.5% senior notes due 2017 that were registered under the Securities Act of 1933 (the “New Notes”) in exchange for an identical amount of the unregistered notes issued on March 28, 2012.

The New Notes represent general unsecured, senior obligations of the Company. The New Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Guarantors on a senior unsecured basis.

The Company used the proceeds from the offering and sale of the New Notes to repay outstanding indebtedness under its existing Revolving Credit Facility.

The New Notes are covered under the terms of an Indenture dated March 28, 2012. The Notes and the New Notes are hereinafter collectively referred to as the “Senior Notes”. The following is a brief summary of the material terms and conditions of the Senior Notes’ Indentures.

Interest — The Senior Notes bear interest at a rate of 10.5% per annum and interest is paid semi-annually, in arrears, on May 1 and November 1 of each year.

Principal and Maturity — The Senior Notes were issued with a $250.0 million aggregate principal amount and will mature on May 1, 2017.

Optional Redemption by the Company — At any time prior to May 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 110.5% of the aggregate principal amount of the Senior Notes redeemed if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding immediately after such redemption and the redemption occurs within 90 days of the closing date of such equity offering. On or after May 1, 2014, the Company may redeem the Senior Notes at the following percentages of the original principal amount: (i) 105.250% from May 1, 2014 to April 30, 2015; (ii) 102.625% from May 1, 2015 to April 30, 2016; and (iii) 100% from May 1, 2016 and thereafter.

Repurchase Obligations by the Company — Upon a change of control of the Company (as defined in the Indentures), each holder of the Senior Notes may require the Company to purchase their Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Restrictive Covenants — The Indentures relating to the Senior Notes contain restrictive covenants that limit, among other things, certain restricted payments in respect of the Company’s equity interests and any subordinated debt, dividend restrictions affecting subsidiaries, incurrence of additional indebtedness and issuances of disqualified stock, certain asset sales and mergers with other entities, and certain liens (other than permitted liens).

Events of Default — The Indentures for the Senior Notes also contain events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of March 31, 2013, the Company was in compliance with all respective Indenture covenants.

Debt Issuance Costs: Costs related to the issuance of debt are capitalized and amortized as a component of interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $2.3 million and $2.0 million at March 31, 2013 and December 31, 2012, respectively.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provided for borrowings of up to $50.0 million with a maturity date of April 30, 2013. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company may prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also pays a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders have the right to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of March 31, 2013, the Company was in compliance with all respective Revolving Credit Facility covenants.

On July 20, 2012, the Company further amended the Revolving Credit Facility (the “Third Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent and a Lender, Barclays Bank PLC, and Citibank, N.A (collectively, the “Lenders” and individually, a “Lender”). Under the Third Amendment, the maximum amount of permitted borrowings under the Revolving Credit Facility was increased to $85.0 million until the initial Maturity Date of April 30, 2013, at which point the maximum amount of permitted borrowings was reduced to $67.5 million and the Maturity Date of the Revolving Credit Facility was extended to April 30, 2014 (the “Extended Maturity Date”). Under the Third Amendment, the Company has the right to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Revolving Credit Facility until the Extended Maturity Date.

On April 24, 2013, the Company entered into Amendment No. 4 to the Revolving Credit Facility (the “Amendment No. 4”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A (collectively, the “Lenders” and individually, a “Lender”). (See Note 17 for additional information.)

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for foreign operations.  The balance outstanding under these promissory notes as of March 31, 2013 and December 31, 2012 was $8.7 million and $10.4 million, respectively, at weighted average interest rates of 8.7% and 9.1%, respectively.

Notes Payable - Insurance:  In exchange for insurance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes as of March 31, 2013 and December 31, 2012 was $0.2 million and $0.8 million, respectively, at weighted average interest rates of 3.3% and 3.4%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn by the Company at any time.  As of March 31, 2013 and December 31, 2012, the letters of credit outstanding were $1.7 million and $1.8 million, respectively.

Long-term debt included the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Senior notes	$250,000	$250,000
Revolving credit facility	75,560	79,060
Promissory notes	9,346	11,204
Notes payable - insurance	192	806
	335,098	341,070
Less: unamortized discount	6,534	6,850
	328,564	334,220
Less: current portion	17,198	22,970
Long-term debt, net of current portion and unamortized discount	$311,366	$311,250

NOTE 9 – CAPITAL LEASES

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of March 31, 2013 and December 31, 2012 was $7.9 million and $9.8 million, respectively, at weighted average interest rates of 5.3% and 5.3%, respectively.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASU 2011-04 “Fair Value Measurement” as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2013 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
$200.0 million senior notes	$195,995	$173,000	$195,801	$178,000
$50.0 million senior notes	$47,471	$43,250	$47,349	$44,500

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct activities outside of the United States. These activities expose the Company to market risks from changes in foreign exchange rates.

NOTE 11 - STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation – Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards.  A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.  Through March 31, 2013, a total of 4,830,400 options have been granted and 3,197,400 have been forfeited.

Stock Options:  The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model.  The volatility is based on expected volatility over the expected life of eighty-four months.  As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.  There can be no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The Company did not grant any stock options during the three months ended March 31, 2013 and 2012.

Option activity for the three months ended March 31, 2013 is summarized as follows:

			Weighted	Weighted
		Weighted	Average	Average
	Number of	Average	Remaining	Optioned
	Optioned	Exercise	Contractual	Grant Date
	Shares	Price	Term in Years	Fair Value
Balance as of December 31, 2012	1,893,200	$22.87		$5.30
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(260,200)	22.82		5.71
Balance at March 31, 2013	1,633,000	$22.87	5.56	$5.23
Exercisable as of March 31, 2013	1,457,575	$22.73	5.56	$4.93

Compensation expense associated with stock options for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively, and is included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. At March 31, 2013 and 2012, the Company had 175,425 and 524,675 of non-vested stock option awards, respectively. The total cost of non-vested stock option awards which the Company had not yet recognized at March 31, 2013 and 2012 was approximately $1.1 million and $2.4 million, respectively.  Such amount at March 31, 2013 is expected to be recognized over a period of 2.25 years.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded.  Restricted stock activity for the three months ended March 31, 2013 is summarized as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Balance as of December 31, 2012	976,976	$6.72
Granted	392,082	3.32
Vested	(107,167)	11.00
Forfeited	(148,913)	9.95
Balance at March 31, 2013	1,112,978	$4.67

Compensation expense associated with restricted stock for the three months ended March 31, 2013 and 2012 was $1.7 million and $1.1 million, respectively, and was included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.  The total cost of non-vested restricted stock awards which the Company has not yet recognized at March 31, 2013 and 2012 was approximately $7.3 million and $6.9 million, respectively. Such amount at March 31, 2013 is expected to be recognized over the next three years.

Employee Stock Purchase Plan: The Company maintains an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three months ended March 31, 2013 and 2012 was immaterial to the Company’s consolidated financial statements.

NOTE 12 - EARNINGS PER SHARE

The Company follows ASC 260 “Earnings Per Share” for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended
	March 31,	March 31,
	2013	2012
	(unaudited)
Net income (loss), attributable to common shareholders	$(11,542)	$6,930
Basic weighted average shares outstanding	37,756	37,039
Diluted
Shares issuable from the assumed conversion of stock warrants	-	-
Shares issuable from the assumed conversion of stock options	-	-
Total	37,756	37,039
Basic income (loss) per share	$(0.31)	$0.19
Diluted income (loss) per share	$(0.31)	$0.19

For the three months ended March 31, 2013 and 2012, 1,633,000 and 2,273,200 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following provides supplemental cash flow information (in thousands):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Interest paid	$1,223	$1,526
Income taxes paid	$982	$885

The following provides supplemental disclosure of non-cash investing and financing activities (in thousands):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Non-cash Multi-client data swap asset recorded as deferred revenue	$-	$1,273

Original issue discount on notes payable	$-	$3,000

Non-cash property and equipment additions associated with swap of property and equipment	$-	$7,500

Property and equipment sale financed through note receivable	$165	-

Purchase price not paid at close of acquisition	$-	$2,993

NOTE 14 – SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months ended March 31, 2013 and 2012 (in thousands):

	As of and for the Three Month Period Ended March 31, 2013 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$27,437	$55,972	$-	$83,409
Segment income (loss)	$(6,047)	$(158)	$(5,337)	$(11,542)
Segment assets	$23,319	$321,695	$188,527	$533,541

	As of and for the Three Month Period Ended March 31, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$64,835	$31,276	$-	$96,111
Segment income (loss)	$11,757	$4,974	$(9,801)	$6,930
Segment assets	$67,485	$277,717	$178,395	$523,597

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended March 31, 2013, there were no recently issued accounting standards that could have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Please refer to the discussion of recently issued accounting standards included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 16 – GUARANTEES OF REGISTERED SECURITIES

The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all subsidiaries of the Company organized in the United States. The non-guarantor subsidiaries are comprised of all subsidiaries organized outside of the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	As of March 31, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$162,499	$13,945	$(59,006)	$117,438
Multi-client library, net	289,701	1,496	-	291,197
Property and equipment, net	91,593	2,500	-	94,093
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	15,128	(15,128)	-	-
Other non-current assets	30,717	96	-	30,813
TOTAL ASSETS	$589,639	$2,909	$(59,007)	$533,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$92,714	$60,533	$(59,006)	$94,241
Long-term debt and capital lease obligations, net of current portion and unamortized discount	314,768	-	-	314,768
Deferred income tax and other non-current liabilities	26,375	-	-	26,375
TOTAL LIABILITIES	433,857	60,533	(59,006)	435,384
Stockholders' equity	155,782	(57,624)	(1)	98,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$589,639	$2,909	$(59,007)	$533,541

	As of December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$150,864	$21,761	$(60,854)	$111,771
Multi-client library, net	309,031	36	-	309,067
Property and equipment, net	97,129	3,043	-	100,172
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	20,589	(20,589)	-	-
Other non-current assets	31,728	137	-	31,865
TOTAL ASSETS	$609,342	$4,388	$(60,855)	$552,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$102,568	$58,612	$(60,854)	$100,326
Long-term debt and capital lease obligations, net of current portion and unamortized discount	315,426	-	-	315,426
Deferred income tax and other non-current liabilities	29,575	-	-	29,575
TOTAL LIABILITIES	447,569	58,612	(60,854)	445,327
Stockholders' equity	161,773	(54,224)	(1)	107,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,342	$4,388	$(60,855)	$552,875

	Three Month Period Ended March 31, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$76,358	$8,390	$(1,339)	$83,409
Operating expenses	65,720	7,794	(1,144)	72,370
Selling, general and administrative expenses	12,903	3,332	(195)	16,040
Loss from operations	(2,265)	(2,736)	-	(5,001)
Interest expense, net	(8,261)	(108)	-	(8,369)
Other income, net	27	106	-	133
Loss before income taxes	(10,499)	(2,738)	-	(13,237)
Income tax expense (benefit)	(2,232)	662	-	(1,570)
Loss after income taxes	(8,267)	(3,400)	-	(11,667)
Net loss, attributable to noncontrolling interests	(125)	-	-	(125)
Net loss, attributable to common shareholders	$(8,142)	$(3,400)	$-	$(11,542)

	Three Month Period Ended March 31, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$61,003	$38,125	$(3,017)	$96,111
Operating expenses	26,627	36,702	(2,635)	60,694
Selling, general and administrative expenses	7,249	8,674	(382)	15,541
Income (loss) from operations	27,127	(7,251)	-	19,876
Interest income (expense), net	(7,117)	2	-	(7,115)
Other income (expense), net	(425)	133	-	(292)
Income (loss) before income taxes	19,585	(7,116)	-	12,469
Income tax expense	4,325	1,424	-	5,749
Income (loss) after income taxes	15,260	(8,540)	-	6,720
Net loss, attributable to noncontrolling interests	(210)	-	-	(210)
Net income (loss), attributable to common shareholders	$15,470	$(8,540)	$-	$6,930

	Three Month Period Ended March 31, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$47,102	$(1,302)	$-	$45,800
Net cash used in investing activities	(27,598)	(1,460)	-	(29,058)
Net cash used in financing activities	(7,769)	-	-	(7,769)
Net increase (decrease) in cash and cash equivalents	$11,735	$(2,762)	$-	$8,973

	Three Month Period Ended March 31, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$42,847	$(3,920)	$-	$38,927
Net cash used in investing activities	(34,284)	(61)	-	(34,345)
Net cash provided by (used in) financing activities	1,470	(589)	-	881
Net increase (decrease) in cash and cash equivalents	$10,033	$(4,570)	$-	$5,463

NOTE 17 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the SEC.

On April 24, 2013, the Company entered into the fourth amendment to the Company's Revolving Credit Facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A. The Company has requested and certain of the Lenders have agreed to assume a portion of certain expiring commitments and extend such Lenders’ respective Commitments and/or the expiration thereof on the terms and conditions set forth in the Amendment.  Under this fourth amendment, the permitted borrowings under the Revolving Credit Facility was reduced to $80.0 million until the initial Maturity Date of September 30, 2013, at which point the maximum permitted borrowings under the Revolving Credit Facility is reduced to $67.5 million through the Maturity Date of the Revolving Credit Facility on April 30, 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Financial Statements and related notes contained in this Quarterly Report on Form 10-Q and our Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission file number: 001-34709).

Forward Looking Statements

Statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q that relate to forecasts, estimates or other expectations regarding future events regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

Forward-looking statements include, but are not limited to, statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future events.  Such forward-looking statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other information currently available to management and believed to be appropriate. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources, and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Although the Company believes that the expectations and assumptions reflected in such statements are reasonable, the Company can give no assurance that such expectations or assumptions will prove to be correct.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our backlog estimates represent those seismic data acquisition projects for which a client has executed a contract and has a scheduled start date for the project as well as unrecognized pre-committed funding from our Multi-client Services segment. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts and our valuation of assets, such as seismic data, to be received by us as payment under certain agreements. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. We and our clients may also modify contracts for services by mutual consent. Because of potential changes in the scope or schedule of our clients' projects, we cannot predict with certainty when or if our backlog will be realized. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. In addition, the contracts in our backlog are generally subject to cancellation by the client. Material delays, payment defaults or cancellations could reduce the amount of backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues.

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

We provide seismic data acquisition on a worldwide basis for land, transition zone and shallow marine areas, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts worldwide. Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and large independent oil and gas companies. Our management team has significant operational experience in most of the major U.S. shale and tight reservoir plays, including the Haynesville, Barnett, Bakken, Fayetteville, Eagle Ford and Woodford, where we believe our high resolution RG3D seismic solutions are particularly well-suited. We believe our experience positions us well to serve our customers as they expand their involvement in shale and tight reservoir plays outside the U.S.

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. Our Proprietary Services generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally acquire all rights to the seismic data obtained through such survey. We also generate revenues by providing microseismic monitoring, data processing and interpretation services. Our Multi-client Services generate revenues by selling licenses, on a non-exclusive basis, to seismic and other data we own as a part of our seismic data library.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 (unaudited)

The following table sets forth our consolidated revenues for the periods indicated (in millions):

	Three Month Period Ended
	March 31,
Revenues by Service	(unaudited)
	2013		2012
	Amount	%	Amount	%
Proprietary Services	$27.4	33%	$64.8	67%
Multi-client Services	56.0	67%	31.3	33%
Total	$83.4	100%	$96.1	100%

	Three Month Period Ended
	March 31,
Revenues by Area	(unaudited)
	2013		2012
	Amount	%	Amount	%
United States	$67.2	81%	$49.8	52%
International	16.2	19%	46.3	48%
Total	$83.4	100%	$96.1	100%

Revenues. We recorded revenues of $83.4 million for the three months ended March 31, 2013 compared to $96.1 million for the same period in 2012, a decrease of $12.7 million, or 13%.

We recorded revenues from Proprietary Services of $27.4 million for the three months ended March 31, 2013, compared to $64.8 million for the same period in 2012, a decrease of $37.4 million, or 58%. Of this amount, the decrease related to our international Proprietary operations was $30.1 million, primarily due to a decrease in our crew activities in Algeria and Brazil.

Multi-client Services generated revenues of $56.0 million for the three months ended March 31, 2013, compared to $31.3 million for the same period in 2012, an increase of $24.7 million, or 79%.  The increase was attributable to higher pre-commitment and higher late sale revenues, including $23.3 million from the contribution of our recently announced strategic License and Marketing Agreement. The $56.0 million in Multi-client Services revenues included $27.7 million of late sale revenues, of which $23.3 million related to the License and Marketing Agreement, and $28.3 million of pre-commitment revenues. This compared to $14.7 million in late sale revenues, $15.6 million of pre-commitment revenues, and $1.0 million in non-cash data swap transactions during the same period of 2012.

The following table sets forth our consolidated Multi-client Services revenues for the periods indicated (in millions):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Multi-client revenues
Pre-commitments	$28.3	$15.6
Late sales	27.7	14.7
Subtotal	56.0	30.3
Non-cash data swaps	-	1.0
Total revenues	$56.0	$31.3

Operating expenses. Operating expenses, excluding depreciation and amortization, decreased by $12.5 million, or 44%, to $15.9 million for the three months ended March 31, 2013 in comparison to the same period in 2012.  The decrease was primarily due to a reduction in active crews operating in international markets for the three months ended March 31, 2013.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, excluding depreciation and amortization, increased by $0.5 million, or 3%, to $15.1 million for the three months ended March 31, 2013 in comparison to the same period in 2012.  The SG&A cost increase was primarily due to increased employee severance related charges and bad debt expense of $3.0 million for the three months ended March 31, 2013.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense increased by $25.5 million, or 84.4%, to $55.7 million for the three months ended March 31, 2013 in comparison to the same period in 2012.  The Multi-client Services amortization expense for the three months ended March 31, 2013 was $47.6 million, of which $13.0 million was attributable to the impairment related charges for certain library assets, resulting in an increase in our average amortization rate to 85% for the period.  Gross depreciation expense for the period ended March 31, 2013 was $9.0 million, of which, $1.7 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.3 million. Approximately $1.3 million of library amortization expense was attributable to Multi-client projects for which there was no corresponding revenue during the period.

The following table summarizes our depreciation and amortization for the periods indicated (in millions):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Gross depreciation expense	$9.0	$10.1
Less: capitalized depreciation for Multi-client library	1.7	3.0
Depreciation (net)	7.3	7.1
Multi-client amortization expense:
Revenue based amortization	33.3	19.9
Backstop amortization	1.3	2.5
Impairment	13.0	-
	47.6	22.4
Amortization expense of intangible assets	0.8	0.7
Depreciation (net) and amortization expense	$55.7	$30.2

Average Multi-client amortization rate for the period	85%	71%

Interest Expense, net. Interest expense, net, increased by $1.3 million, or 18.3%, to $8.4 million for the three months ended March 31, 2013, compared to $7.1 million for the same period of 2012. The increase in interest expense related to an increased in borrowings outstanding under the Revolving Credit Facility and the New Notes issued in 2012.

Other Income (Expense), net. Other income (expense), net, was a gain of $0.1 million for the three months ended March 31, 2013 compared to a loss of $0.3 million in the same period of 2012. The primary difference related to the foreign exchange gain.

Income Tax Expense (Benefit). Our provision for income tax for the three months ended March 31, 2013 was a benefit of $1.6 million compared to an expense of $5.7 million in the same period of 2012. The effective income tax rate for the three months ended March 31, 2013 and 2012 was approximately 11.9% and 46.1%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization, and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with GAAP and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss):

	Three Month Period Ended
	March 31,
	2013		2012
	(in thousands, except per share amounts)
UNAUDITED	Amount	Per Share (4)	Amount	Per Share (4)

Net income (loss), attributable to common shareholders	$(11,542)	$(0.31)	$6,930	$0.19

Net loss, attributable to non-controlling interests	(125)		(210)
Income tax expense (benefit)	(1,570)		5,749
Interest expense, net	8,369		7,115
EBIT(1)	(4,868)	$(0.13)	19,584	$0.53

Add: Revenue based Multi-client amortization	33,290		19,897
Add: Non-revenue based Multi-client amortization (2)	14,264		2,459
Add: Depreciation (net) and other amortization (3)	8,138		7,862
EBITDA(1)	$50,824	$1.35	$49,802	$1.34

(1) EBIT, EBITDA, EBIT per share and EBITDA per share (as defined in the calculations above) are non-GAAP measurements.
(2) Includes library impairment charges and backstop amortization.
(3) Includes amortization of intangibles.
(4) Calculated using diluted weighted average shares outstanding.

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

Liquidity and Capital Resources

Our primary internal sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, and proceeds from the sale of assets. Our primary external sources of liquidity are borrowings under our Revolving Credit Facility, debt and equity offerings and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our seismic data library. We also use capital to fund the working capital required to add new crews and operate existing crews and to make debt service payments on our outstanding indebtedness.

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our Revolving Credit Facility, as the need arises. With our current level of indebtedness and share price, our access to debt and equity capital markets may be limited and we may be increasingly reliant on our internal sources of liquidity. For this reason, we are focused on remaining fully pre-funded on investments in our Multi-client library and increasing the weighting of Proprietary Services revenues as a percentage of total revenues. In addition, we have extended until September 30, 2013 the reduction of commitments under our Revolving Credit Facility to $67.5 million. While we are focused on improving our liquidity, events beyond our control may affect our results of operations and financial condition, which could reduce or delay capital expenditures, including amounts we may spend on our Multi-client library.

As of March 31, 2013, we had available cash and undrawn borrowing capacity under our Revolving Credit Facility as follows (in millions):

March 31,
2013
(unaudited)
Available cash	$32.3
Undrawn borrowing capacity under Revolving Credit Facility (1)(2)	9.5
Total available liquidity	$41.8

(1)
Borrowings under the Revolving Credit Facility are subject to certain limitations under provisions of the Senior Notes Indenture. As of March 31, 2013, undrawn borrowing capacity was limited by $5.0 million resulting in net availability of $4.5 million.

(2)	After giving effect to Amendment No. 4 of the Revolving Credit Facility, undrawn borrowing capacity was reduced to $4.5 million.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in millions):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Adjustments to reconcile net income (loss) to net cash	$41.4	$32.3
Effects of changes in operating assets and liabilities	4.4	6.6
Operating activities	$45.8	$38.9
Investing activities	$(29.1)	$(34.3)
Financing activities	$(7.8)	$0.9

Operating Activities.  Net cash provided by operating activities was $45.8 million for the three months ended March 31, 2013 compared to $38.9 million for the same period in 2012, an increase of $6.9 million. The increase was primarily the result of improved working capital.

Investing Activities.  Net cash used in investing activities was $29.1 million for the three months ended March 31, 2013, compared to $34.3 million for the same period in 2012, a decrease of $5.2 million. The decrease was primarily the result of decreased investment in our Multi-client library and capital expenditures, partially offset by decreased sales of assets.  The following table sets forth our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Three Month Period Ended
	March 31,
	2013	2012
	(unaudited)
Multi-client investment (period)
Cash	$28.0	$38.7
Capitalized depreciation (1)	1.7	3.0
Non-cash data swaps (2)	-	2.1
Total	$29.7	$43.8

Investment (cumulative)
Cash	$601.1	$446.7
Capitalized depreciation (1)	57.1	47.0
Non-cash data swaps (2)	27.0	25.5
Total	685.2	519.2

Cumulative amortization	394.0	265.5
Multi-client net book value	$291.2	$253.7

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities. Net cash used by financing activities was $7.8 million in the three months ended March 31, 2013, compared to net cash provided by financing activities of $0.9 million for the same period in 2012, an increase of $8.7 million. The increased cash outflow was primarily the result of increased principal payments on our Revolving Credit Facility, capital leases and promissory notes.

Capital Resources.  On April 30, 2010, we entered into the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the lenders party to the Revolving Credit Facility.  Our Revolving Credit Facility initially provided for borrowings of up to $50.0 million. Under the Third Amendment, borrowings up to $85.0 million were permitted under our Revolving Credit Facility until April 30, 2013, at which point the maximum permitted borrowings were reduced to $67.5 million and the final maturity date was extended to April 30, 2014. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate and (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We may prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We are also obligated to pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company, as Borrower, has the ability until the Extended Maturity Date, April 30, 2014, to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Credit Agreement. On April 24, 2013, the Company entered into Amendment No. 4 to the Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A. (See Note 17 for additional information.)

Capital Expenditures. Capital expenditures for the three months ended March 31, 2013 were $32.2 million, consisting of cash investments in property and equipment of $4.2 million and investments in our Multi-client library of $28.0 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of March 31, 2013 (in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations (1)	$335,098	$17,198	$67,900	$250,000	$-
Capital lease obligations	7,851	4,449	3,359	43	-
Operating lease obligations	3,259	1,323	1,564	372	-
	$346,208	$22,970	$72,823	$250,415	$-

(1) Includes unamortized discount.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s Backlog at March 31, 2013 was approximately $180 million ($136 million Proprietary Services; $44 million Multi-client Services) compared to $206 million at March 31, 2012. Backlog at December 31, 2012 was approximately $101 million.

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

We conduct business in various foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the three months ended March 31, 2013, approximately 2% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange gain of $0.1 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated receivables have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013.  Based on that evaluation, the Company’s principal executive and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than litigation arising in the ordinary course of the Company’s business, and the Company believes that such litigation is unlikely to materially impact the Company.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.

Item 1A.  Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: May 3, 2013	/s/ Richard C. White
Richard C. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)