Form 10-Q
period 2013-06-30
Global Geophysical Services Inc
filed 2013-08-13
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34709

GLOBAL GEOPHYSICAL SERVICES, INC.
(Name of registrant as specified in its charter)

DELAWARE	05-0574281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13927 South Gessner Road Missouri City, Texas	77489
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 972-9200

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
Yes    [  ]                  No   [x]

At August 12, 2013, there were 38,090,479 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,681	$23,359
Restricted cash investments	1,440	1,830
Accounts receivable, net	43,153	51,766
Inventory	5,025	11,864
Income and other taxes receivable	815	1,472
Prepaid expenses and other current assets	28,644	21,480
TOTAL CURRENT ASSETS	89,758	111,771

MULTI-CLIENT LIBRARY, net	291,005	309,067

PROPERTY AND EQUIPMENT, net	91,502	100,172

GOODWILL	12,381	12,381

INTANGIBLE ASSETS, net	11,745	13,083

OTHER ASSETS	6,061	6,401

TOTAL ASSETS	$502,452	$552,875

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,609	$42,597
Current portion of long-term debt	92,431	22,970
Current portion of capital lease obligations	4,410	5,639
Income and other taxes payable	2,491	3,563
Deferred revenue	13,111	22,498
Other payables	1,666	3,059
TOTAL CURRENT LIABILITIES	151,718	100,326

DEFERRED INCOME TAXES, net	17,396	27,073

LONG-TERM DEBT, net of current portion and unamortized discount	244,191	311,250

CAPITAL LEASE OBLIGATIONS, net of current portion	3,494	4,176

NON-CONTROLLING INTERESTS	758	997

OTHER LIABILITIES	958	1,505

TOTAL LIABILITIES	418,515	445,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100.0 million shares authorized, 48.2 million shares and 47.6 million shares issued and 38.1 million shares and 37.6 million shares outstanding at June 30, 2013 and December 31, 2012, respectively	482	476
Additional paid-in capital	257,128	253,415
Accumulated deficit	(77,143)	(49,815)
	180,467	204,076
Less: treasury stock, at cost, 10.1 million shares and 10.0 million shares at June 30, 2013 and December 31, 2012, respectively	96,530	96,528
TOTAL STOCKHOLDERS’ EQUITY	83,937	107,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,452	$552,875

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

REVENUES	$63,352	$97,372	$146,761	$193,483

OPERATING EXPENSES	55,298	71,975	127,668	132,668

GROSS PROFIT	8,054	25,397	19,093	60,815

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	20,609	12,086	36,649	27,626

INCOME (LOSS) FROM OPERATIONS	(12,555)	13,311	(17,556)	33,189

OTHER INCOME (EXPENSE)
Interest expense, net	(8,430)	(7,934)	(16,799)	(15,049)
Foreign exchange gain (loss)	(133)	(939)	44	(1,049)
Other expense, net	(185)	(236)	(228)	(420)
TOTAL OTHER EXPENSE	(8,748)	(9,109)	(16,983)	(16,518)

INCOME (LOSS) BEFORE INCOME TAXES	(21,303)	4,202	(34,539)	16,671

INCOME TAX EXPENSE (BENEFIT)	(5,402)	1,706	(6,972)	7,455

INCOME (LOSS) AFTER INCOME TAXES	(15,901)	2,496	(27,567)	9,216

NET LOSS, attributable to non-controlling interests	(115)	(50)	(239)	(260)

NET INCOME (LOSS), attributable to common shareholders	$(15,786)	$2,546	$(27,328)	$9,476

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.42)	$0.07	$(0.72)	$0.26
Diluted	$(0.42)	$0.07	$(0.72)	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,985	37,247	37,871	37,143
Diluted	37,985	37,247	37,871	37,143

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$(27,328)	$9,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (net) and amortization expense	89,511	63,158
Non-cash revenue from Multi-client data exchange	-	(4,442)
Deferred tax expense (benefit)	(9,677)	3,344
Gain on sale of assets	(2,925)	(9,881)
Other	4,502	3,586
Effects of changes in operating assets and liabilities
Accounts receivable, net	8,613	10,020
Inventory	(1,731)	-
Prepaid expenses and other current assets	(5,564)	(2,234)
Accounts payable and accrued expenses	(4,988)	(14,458)
Deferred revenue	(9,387)	(1,105)
Other	(865)	2,352
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,161	59,816

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,559)	(18,949)
Investment in Multi-client library	(51,355)	(79,770)
Investment in unconsolidated affiliate	(250)	(500)
Change in restricted cash investments	390	2,818
Purchase of intangibles	(1,637)	(2,849)
Proceeds from involuntary conversion of assets	2,100	-
Proceeds from sale of assets	4,599	14,107
NET CASH USED IN INVESTING ACTIVITIES	(52,712)	(85,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	906	49,280
Net proceeds from (payments on) revolving credit facility	855	(16,940)
Debt issuance costs	(250)	(1,364)
Proceeds from sale and leaseback transaction	1,940	-
Principal payments on capital lease obligations	(3,911)	(3,665)
Purchase of treasury stock	(2)	(1)
Issuances of stock	335	432
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(127)	27,742

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,678)	2,415

CASH AND CASH EQUIVALENTS, beginning of period	23,359	21,525

CASH AND CASH EQUIVALENTS, end of period	$10,681	$23,940

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2013	$476	$253,415	$(96,528)	$(49,815)	$107,548

Issuance of common stock	6	327	-	-	333

Compensation expense associated with stock grants	-	3,386	-	-	3,386

Purchase of treasury stock	-	-	(2)	-	(2)

Net loss	-	-	-	(27,328)	(27,328)

Balances at June 30, 2013	$482	$257,128	$(96,530)	$(77,143)	$83,937

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

The consolidated financial statements of the Company as of and for the three and six months ended June 30, 2013 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the classifications in the 2013 consolidated financial statements.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Assets held for sale	$4,268	$4,878
Prepaid expenses	3,798	1,181
Mobilization costs, net	4,830	998
Note receivable, current portion	806	1,750
Insurance proceeds receivable	2,269	-
Current deferred tax asset	12,673	12,673
Total prepaid expenses and other current assets	$28,644	$21,480

Other current assets included certain property and equipment which was identified as held for sale. The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in FASB ASC 360 “Plant, Property and Equipment”. These assets were recorded at the lower of their carrying value or their fair value based on current market conditions.

Accounts receivable, net included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Accounts receivable, trade	$22,226	$38,511
Unbilled	25,067	16,321
Allowance for doubtful accounts	(4,140)	(3,066)
Accounts receivable, net	$43,153	$51,766

The Company occasionally experiences disagreements or disputes with customers relating to amounts charged by the Company. When management determines that amounts relating to such disputes are uncollectable, a charge to bad debt expense is recorded in the period such a determination is made. Bad debt expense, net of recovery for the three months ended June 30, 2013 and 2012 was $0.1 million and zero, respectively, and $1.1 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.

Other assets included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Debt issuance costs, net	$5,224	$5,689
Investment in unconsolidated affiliate	463	441
Other	374	271
Total other assets	$6,061	$6,401

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

NOTE 4 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Multi-client library, at cost	$709,423	$655,477
Less: accumulated Multi-client library amortization	418,418	346,410
Multi-client library, net	$291,005	$309,067

Multi-client library amortization expense for the three months ended June 30, 2013 and 2012 was $24.4 million and $25.8 million, respectively, and $72.0 million and $48.1 million for the six months ended June 30, 2013 and 2012, respectively.

The Company entered into a strategic License and Marketing Agreement dated as of March 28, 2013 (“the Agreement”) with SEI-GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc., hereinafter referred to as “SEI/GPI”. Under the terms of the Agreement, SEI/GPI, as licensee, will provide exclusive marketing services for a substantial portion of the Company’s North American onshore data library. The Agreement provided for a $25.0 million non-refundable license fee payable upon execution of the Agreement. For the three and six months ended June 30, 2013, the Company recorded late sale revenues of $1.0 million and $24.3 million, respectively, representing the portion of the license fee related to completed library assets. The remaining $0.7 million, representing the uncompleted portion of ongoing surveys, is recorded as deferred revenue and will be recognized in accordance with the Company’s proportionate performance revenue recognition policy. SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the data subject to the Agreement. Revenues for sub-licenses issued by SEI/GPI as licensee pursuant to the Agreement are accounted for at gross, with the commission being recorded and classified as Selling, General and Administrative expense in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company recorded $5.9 million of commission expense.

In connection with the Agreement, the Company evaluated certain Multi-client surveys for impairment. The impairment test compared the future cash flows from the surveys to their carrying value. If estimated future net cash flows exceeded the carrying value of the Multi-client asset, no impairment was required. If the carrying value exceeded estimated future net cash flows, the estimated future net cash flows were discounted to determine the survey’s estimated fair value. The variance between the discounted estimates of future net cash flows and the carrying value of respective Multi-client survey was recorded as impairment and the Multi-client survey’s carrying value was correspondingly reduced. For the three and six months ended June 30, 2013, the Company recorded an impairment charge of zero and $13.0 million, respectively, classified in the Consolidated Statements of Operations as Multi-client library amortization expense.

For the six months ended June 30, 2013, the Company recorded $13.8 million of amortization expense related to the $24.3 million of late sale revenues.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Machinery and equipment	$302,195	$308,039
Computers and software	19,658	19,661
Buildings	13,601	13,601
Boats	7,634	7,634
Land	2,157	2,157
Furniture and fixtures	103	103
	345,348	351,195
Less: accumulated depreciation	266,220	258,248
	79,128	92,947
Construction in process	12,374	7,225
Property and equipment, net	$91,502	$100,172

In May 2013, a fire destroyed a warehouse in Colombia that contained Company equipment with a net book value of approximately $4.4 million. The equipment destroyed in the fire was insured and the Company expects to recover, at a minimum, the net book value of the equipment lost in the fire. As of June 30, 2013, the Company received a partial settlement for the loss of $2.1 million and recorded a receivable of $2.3 million from its insurance carriers as a component of prepaid expenses and other current assets in the Consolidated Balance Sheet. Subsequent to June 30, 2013, the Company collected $0.9 million of the insurance receivable.

The following table provides an analysis of depreciation expense (in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Gross depreciation expense	$9,454	$9,519	$18,486	$19,584
Less: capitalized depreciation for Multi-client library	895	3,117	2,591	6,076
Depreciation (net)	$8,559	$6,402	$15,895	$13,508

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	9,154	8,883
	19,867	19,596
Less: accumulated amortization	8,122	6,513
Total intangible assets, net	11,745	13,083
Goodwill	12,381	12,381
Total goodwill and other intangibles, net	$24,126	$25,464

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are between two and fifteen years. Amortization expense for the three months ended June 30, 2013 and 2012 was $0.8 million and $0.8 million, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, the Company capitalized $0.2 million and $0.3 million, respectively, of development costs related to internal use software as a component of intellectual property. For the six months ended June 30, 2013 and 2012, the Company capitalized $0.3 million and $1.4 million, respectively, of development costs related to internal use software as a component of intellectual property.

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

The effective income tax rate for the three months ended June 30, 2013 and 2012 was 25.4% and 40.6%, respectively. The effective income tax rate for the six months ended June 30, 2013 and 2012 was 20.2% and 44.7%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances related to non-US jurisdictions.

NOTE 8 - LONG-TERM DEBT

Long-term debt included the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Senior notes	$250,000	$250,000
Revolving credit facility	79,915	79,060
Promissory notes	10,781	11,204
Notes payable - insurance	2,135	806
	342,831	341,070
Less: unamortized discount	6,209	6,850
	336,622	334,220
Less: current portion	92,431	22,970
Long-term debt, net of current portion and unamortized discount	$244,191	$311,250

Senior Notes: On April 27, 2010, the Company issued $200.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Notes”) pursuant to exemptions from registration under the Securities Act of 1933. The Company’s net proceeds from the offering were approximately $188.1 million after deducting the initial purchasers’ discounts, offering expenses and original issue discount.

The Notes represent general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries (the “Guarantors”) on a senior unsecured basis.

The Company used the proceeds from the offering and sale of the Notes to repay outstanding indebtedness and used the remaining proceeds for capital expenditures and for general corporate purposes.

The Notes were issued under an Indenture with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”).

On March 28, 2012, the Company issued an additional $50.0 million aggregate principal amount of its 10.5% senior notes due 2017 pursuant to exemptions from registration under the Securities Act of 1933. The net proceeds to the Company from the issuance were approximately $47.0 million after deducting the initial purchasers’ discounts, offering expenses and original issue discount. On September 28, 2012, the Company issued $50.0 million in aggregate principal amount of its 10.5% senior notes due 2017 that were registered under the Securities Act of 1933 (the “New Notes”) in exchange for an identical amount of the unregistered notes issued on March 28, 2012.

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

Optional Redemption by the Company — On or after May 1, 2014, the Company may redeem the Senior Notes at the following percentages of the original principal amount: (i) 105.250% from May 1, 2014 to April 30, 2015; (ii) 102.625% from May 1, 2015 to April 30, 2016; and (iii) 100% from May 1, 2016 and thereafter.

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

Events of Default — The Indentures for the Senior Notes also contain events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of June 30, 2013, the Company was in compliance with all respective Indenture covenants.

Debt Issuance Costs: Costs related to the issuance of debt are capitalized and amortized as a component of interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $2.8 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a revolving credit facility under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. The Revolving Credit Facility provided for borrowings of up to $50.0 million with a maturity date of April 30, 2013. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate or (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company may prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company also pays a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility.

The Company’s Revolving Credit Facility is secured by a first priority lien on substantially all of the Company’s assets, the assets of the Company’s non-foreign subsidiaries, the stock of the Company’s non-foreign subsidiaries and 66% of the stock of certain of the Company’s foreign subsidiaries. In addition, the Company’s non-foreign subsidiaries guarantee the Company’s obligations under the Revolving Credit Facility.

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

Additionally, the Revolving Credit Facility requires that the Company maintain certain ratios of total senior, secured debt to consolidated EBITDA (as defined therein), and of consolidated EBITDA to consolidated interest. The Revolving Credit Facility includes customary provisions with respect to events of default. Upon the occurrence and continuation of an event of default under the Revolving Credit Facility, the lenders have the right to, among other things, terminate their revolving loan commitments, accelerate the repayment of the loans outstanding and declare the same to be immediately due and payable. As of June 30, 2013, the Company was in compliance with all respective Revolving Credit Facility covenants.

On July 20, 2012, the Company further amended the Revolving Credit Facility (the “Third Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent and a Lender, Barclays Bank PLC, and Citibank, N.A (collectively, the “Lenders” and individually, a “Lender”). Under the Third Amendment, the maximum amount of permitted borrowings under the Revolving Credit Facility was increased to $85.0 million until the initial Maturity Date of April 30, 2013, at which point the maximum amount of permitted borrowings was reduced to $67.5 million and the Maturity Date of the Revolving Credit Facility was extended to April 30, 2014 (the “Extended Maturity Date”). Under the Third Amendment, the Company, as Borrower, has the right to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Revolving Credit Facility until the Extended Maturity Date.

On April 24, 2013, the Company entered into the fourth amendment (the “Fourth Amendment”) to the Company’s Revolving Credit Facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A. The Company has requested and certain of the Lenders have agreed to assume a portion of certain expiring commitments and extend such Lenders’ respective Commitments and/or the expiration thereof on the terms and conditions set forth in the Amendment. Under the Fourth Amendment, the permitted borrowings under the Revolving Credit Facility was reduced to $80.0 million until the initial Maturity Date of September 30, 2013, at which point the maximum permitted borrowings under the Revolving Credit Facility is reduced to $67.5 million through the Maturity Date of the Revolving Credit Facility on April 30, 2014. As of June 30, 2013, borrowings outstanding under the Revolving Credit Facility aggregated $79.9 million. The Company currently intends to refinance the Revolving Credit Facility prior to its maturity. The Company may also fund the scheduled reduction in commitments under the Revolving Credit Facility through cash generated from operations.

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for foreign operations.  The balance outstanding under these promissory notes as of June 30, 2013 and December 31, 2012 was $10.2 million and $10.4 million, respectively, at weighted average interest rates of 9.3% and 9.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of June 30, 2013 and December 31, 2012 was $0.6 million and $0.8 million, respectively.

Notes Payable - Insurance: In exchange for insurance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes as of June 30, 2013 and December 31, 2012 was $2.1 million and $0.8 million, respectively, at weighted average interest rates of 3.4% and 3.4%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn by the Company at any time.  As of June 30, 2013 and December 31, 2012, the letters of credit outstanding were $1.4 million and $1.8 million, respectively.

NOTE 9 – CAPITAL LEASE

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of June 30, 2013 and December 31, 2012 was $7.9 million and $9.8 million, respectively, at weighted average interest rates of 5.7% and 5.3%, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2013 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by their market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$196,194	$174,000	$195,801	$178,000
$50.0 million senior notes	$47,597	$43,500	$47,349	$44,500

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

The Company did not grant any stock options during the six months ended June 30, 2012. The following assumptions were used for the six month period ended June 30, 2013:

Six Month Period Ended June 30, 2013
Risk-free interest rate	1.19%
Expected lives (in years)	7
Expected dividend yield	0.00%
Expected volatility	78.76%

The computation of expected volatility during the six months ended June 30, 2013 was based on historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Option activity for the six months ended June 30, 2013 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2012	1,893,200	$22.87		$5.30
Expired	-	-		-
Granted	1,000,000	3.51		3.51
Exercised	-	-		-
Forfeited	(272,200)	22.80		5.81
Balance at June 30, 2013	2,621,000	$15.49	5.06	$4.56
Exercisable as of June 30, 2013	1,505,075	$22.61	5.04	$4.97

Through June 30, 2013, a total of 5,830,400 options have been granted and 3,209,400 have been forfeited.

Compensation expense associated with stock options for the three months ended June 30, 2013 and 2012 was $0.5 million and $0.3 million, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively, and was included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. At June 30, 2013 and 2012, the Company had 1,115,925 and 412,250 of non-vested stock option awards, respectively. The total cost of non-vested stock option awards which the Company had not yet recognized at June 30, 2013 and 2012 was $3.0 million and $2.1 million, respectively.  Such amount at June 30, 2013 is expected to be recognized approximately over a period of four years.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Restricted stock activity for the six months ended June 30, 2013 is summarized as follows:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	976,976	$6.72
Granted	490,147	3.45
Vested	(165,255)	11.20
Forfeited	(185,321)	9.60
Balance at June 30, 2013	1,116,547	$4.14

Compensation expense associated with restricted stock for the three months ended June 30, 2013 and 2012 was $0.9 million and $1.2 million, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively, and was included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The total cost of non-vested stock awards which the Company has not yet recognized at June 30, 2013 and 2012 was approximately $4.8 million and $7.4 million, respectively. This amount is expected to be recognized over the next three years.

Employee Stock Purchase Plan: The Company maintains an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three and six months ended June 30, 2013 and 2012 was immaterial to the consolidated financial statements.

NOTE 12 - EARNINGS (LOSS) PER SHARE

The Company follows ASC 260 “Earnings Per Share” for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss), attributable to common shareholders	$(15,786)	$2,546	$(27,328)	$9,476
Basic weighted average shares outstanding	37,985	37,247	37,871	37,143
Diluted
Shares issuable from the assumed conversion of stock options	-	-	-	-
Total	37,985	37,247	37,871	37,143
Basic income (loss) per share	$(0.42)	$0.07	$(0.72)	$0.26
Diluted income (loss) per share	$(0.42)	$0.07	$(0.72)	$0.26

As of June 30, 2013 and 2012, 2,621,000 and 2,116,400 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following provides supplemental cash flow information (in thousands):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Interest paid	$15,567	$13,475
Income taxes paid	$2,689	$3,249

The following provides supplemental disclosure of non-cash investing and financing activities (in thousands):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Property and equipment additions transferred from inventory	$8,571	$-
Property and equipment disposal recoverable through insurance proceeds	$2,269	$-
Property and equipment additions financed through capital leases	$-	$1,202
Non-cash Multi-client data swap asset recorded as deferred revenue	$-	$146
Original issue discount on notes payable	$-	$3,000
Non-cash property and equipment additions associated with swap of property and equipment	$-	$7,500
Non-cash property and equipment additions associated with data swap	$-	$1,751
Purchase price not paid at close of acquisition	$-	$2,993

NOTE 14 – SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	As of and for the Three Month Period Ended June 30, 2013 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$26,774	$36,578	$-	$63,352
Segment income (loss) before taxes	$(9,760)	$5,223	$(16,766)	$(21,303)
Segment assets	$30,778	$311,153	$160,521	$502,452

	As of and for the Three Month Period Ended June 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$58,578	$38,794	$-	$97,372
Segment income (loss) before taxes	$4,719	$7,851	$(8,368)	$4,202
Segment assets	$54,078	$299,731	$184,560	$538,369

	As of and for the Six Month Period Ended June 30, 2013 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$54,210	$92,551	$-	$146,761
Segment income (loss) before taxes	$(15,188)	$5,065	$(24,416)	$(34,539)
Segment assets	$30,778	$311,153	$160,521	$502,452

	As of and for the Six Month Period Ended June 30, 2012 (Unaudited)
	Proprietary Services	Multi-Client Services	Corporate	Total
Revenues	$123,413	$70,070	$-	$193,483
Segment income (loss) before taxes	$17,629	$12,826	$(13,784)	$16,671
Segment assets	$54,078	$299,731	$184,560	$538,369

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the six months ended June 30, 2013, there were no newly issued accounting standards that could have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Please refer to the discussion of recently issued accounting standards included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 16 – GUARANTEES OF REGISTERED SECURITIES

The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all subsidiaries of the Company organized in the United States. The non-guarantor subsidiaries are comprised of all subsidiaries organized outside of the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	As of June 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$137,377	$15,697	$(63,316)	$89,758
Multi-client library, net	289,663	1,342	-	291,005
Property and equipment, net	89,499	2,003	-	91,502
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	15,191	(15,191)	-	-
Other non-current assets	29,958	229	-	30,187
TOTAL ASSETS	$561,689	$4,080	$(63,317)	$502,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$151,299	$63,735	$(63,316)	$151,718
Long-term debt and capital lease obligations, net of current portion and unamortized discount	247,685	-	-	247,685
Deferred income tax and other non-current liabilities	19,112	-	-	19,112
TOTAL LIABILITIES	418,096	63,735	(63,316)	418,515
Stockholders' equity	143,593	(59,655)	(1)	83,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,689	$4,080	$(63,317)	$502,452

	As of December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$150,864	$21,761	$(60,854)	$111,771
Multi-client library, net	309,031	36	-	309,067
Property and equipment, net	97,129	3,043	-	100,172
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	20,589	(20,589)	-	-
Other non-current assets	31,728	137	-	31,865
TOTAL ASSETS	$609,342	$4,388	$(60,855)	$552,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$102,568	$58,612	$(60,854)	$100,326
Long-term debt and capital lease obligations, net of current portion and unamortized discount	315,426	-	-	315,426
Deferred income tax and other non-current liabilities	29,575	-	-	29,575
TOTAL LIABILITIES	447,569	58,612	(60,854)	445,327
Stockholders' equity	161,773	(54,224)	(1)	107,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,342	$4,388	$(60,855)	$552,875

	Three Month Period Ended June 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$49,965	$15,075	$(1,688)	$63,352
Operating expenses	44,065	12,770	(1,537)	55,298
Selling, general and administrative expenses	17,393	3,367	(151)	20,609
Loss from operations	(11,493)	(1,062)	-	(12,555)
Interest expense, net	(8,387)	(43)	-	(8,430)
Other income (expense), net	44	(362)	-	(318)
Loss before income taxes	(19,836)	(1,467)	-	(21,303)
Income tax expense (benefit)	(5,966)	564	-	(5,402)
Loss after income taxes	(13,870)	(2,031)	-	(15,901)
Net loss, attributable to noncontrolling interests	(115)	-	-	(115)
Net loss, attributable to common shareholders	$(13,755)	$(2,031)	$-	$(15,786)

	Three Month Period Ended June 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$59,787	$40,667	$(3,082)	$97,372
Operating expenses	41,181	33,568	(2,774)	71,975
Selling, general and administrative expenses	7,669	4,725	(308)	12,086
Income from operations	10,937	2,374	-	13,311
Interest income (expense), net	(7,935)	1	-	(7,934)
Other income (expense), net	817	(1,992)	-	(1,175)
Income before income taxes	3,819	383	-	4,202
Income tax expense	995	711	-	1,706
Income (loss) after income taxes	2,824	(328)	-	2,496
Net loss, attributable to noncontrolling interests	(50)	-	-	(50)
Net income (loss), attributable to common shareholders	$2,874	$(328)	$-	$2,546

	Six Month Period Ended June 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$126,323	$23,465	$(3,027)	$146,761
Operating expenses	109,785	20,564	(2,681)	127,668
Selling, general and administrative expenses	30,296	6,699	(346)	36,649
Loss from operations	(13,758)	(3,798)	-	(17,556)
Interest expense, net	(16,648)	(151)	-	(16,799)
Other income (expense), net	72	(256)	-	(184)
Loss before income taxes	(30,334)	(4,205)	-	(34,539)
Income tax expense (benefit)	(8,198)	1,226	-	(6,972)
Loss after income taxes	(22,136)	(5,431)	-	(27,567)
Net loss, attributable to noncontrolling interests	(239)	-	-	(239)
Net loss, attributable to common shareholders	$(21,897)	$(5,431)	$-	$(27,328)

	Six Month Period EndedJune 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$120,790	$78,792	$(6,099)	$193,483
Operating expenses	67,807	70,270	(5,409)	132,668
Selling, general and administrative expenses	14,917	13,399	(690)	27,626
Income (loss) from operations	38,066	(4,877)	-	33,189
Interest income (expense), net	(15,052)	3	-	(15,049)
Other income (expense), net	390	(1,859)	-	(1,469)
Income (loss) before income taxes	23,404	(6,733)	-	16,671
Income tax expense	5,320	2,135	-	7,455
Income (loss) after income taxes	18,084	(8,868)	-	9,216
Net loss, attributable to noncontrolling interests	(260)	-	-	(260)
Net income (loss), attributable to common shareholders	$18,344	$(8,868)	$-	$9,476

	Six Month Period Ended June 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$42,338	$(2,177)	$-	$40,161
Net cash used in investing activities	(50,652)	(2,060)	-	(52,712)
Net cash provided by (used in) financing activities	(706)	579	-	(127)
Net decrease in cash and cash equivalents	$(9,020)	$(3,658)	$-	$(12,678)

	Six Month Period EndedJune 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$59,328	$488	$-	$59,816
Net cash used in investing activities	(85,057)	(86)	-	(85,143)
Net cash provided by (used in) financing activities	28,983	(1,241)	-	27,742
Net increase (decrease) in cash and cash equivalents	$3,254	$(839)	$-	$2,415

NOTE 17 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

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

Our backlog estimates represent those seismic data acquisition projects for which a client has executed a contract and has scheduled a start date for the project and unrecognized pre-committed funding from our Multi-client Services segment. Backlog estimates are based on a number of assumptions including those related to foreign exchange rates, and proportionate performance of contracts and our valuation of assets, such as seismic data to be received by us as payment under certain agreements. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. We and our clients may also modify contracts for services by mutual consent. Because of potential changes in the scope or schedule of our clients' projects, we cannot predict with certainty when or if our backlog will be realized. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. In addition, the contracts in our backlog are generally subject to cancellation by the client. Material delays, payment defaults or cancellations could reduce the amount of backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues.

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir GradeSM (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services. Through these services, we deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market a seismic data library and license this data to clients on a non-exclusive basis.

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

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. Our Proprietary Services generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally obtain all rights to the seismic data acquired. We also generate revenues by providing microseismic monitoring, data processing and interpretation services. Our Multi-client Services generate revenues by selling licenses, on a non-exclusive basis, to seismic and other data we own as a part of our seismic data library.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 (unaudited)

The following tables set forth consolidated revenues by service and area for the periods indicated (amounts in millions):

	Three Month Period Ended June 30,
	(unaudited)
	2013		2012
	Amount	%	Amount	%
Proprietary Services	$26.8	42%	$58.6	60%
Multi-client Services	36.6	58%	38.8	40%
Total	$63.4	100%	$97.4	100%

	Three Month Period Ended June 30,
	(unaudited)
	2013		2012
	Amount	%	Amount	%
United States	$38.7	61%	$43.3	44%
International	24.7	39%	54.1	56%
Total	$63.4	100%	$97.4	100%

Revenues. We recorded revenues of $63.4 million for the three months ended June 30, 2013 compared to $97.4 million for the same period of 2012, a decrease of $34.0 million, or 35%.

We recorded revenues from Proprietary Services of $26.8 million for the three months ended June 30, 2013, compared to $58.6 million for the same period of 2012, a decrease of $31.8 million, or 54%. The decrease related to our international Proprietary operations was $33.6 million, primarily due to a decrease in crew activities in Colombia and Brazil.

Multi-client Services generated revenues of $36.6 million for the three months ended June 30, 2013 compared to $38.8 million for the same period of 2012, a decrease of $2.2 million, or 6%. The $36.6 million in Multi-client Services revenues included $22.5 million of late sale revenues and $14.1 million of pre-commitment revenues. This compared to $10.6 million of late sale revenues, $24.7 million of pre-commitment revenues, and $3.5 million in non-cash data swap transactions during the same period of 2012.

The following table sets forth consolidated Multi-client Services revenues for the periods indicated (amounts in millions):

	Three Month Period Ended June 30,
	2013	2012
	(unaudited)
Multi-client revenues
Pre-commitments	$14.1	$24.7
Late sales	22.5	10.6
Subtotal	36.6	35.3
Non-cash data swaps	-	3.5
Total revenues	$36.6	$38.8

Operating expenses. Operating expenses, excluding depreciation and amortization, decreased by $15.3 million, or 42%, to $21.5 million for the three months ended June 30, 2013 in comparison to the same period of 2012.  The decrease was primarily due to a reduction in active crews operating in international markets for the three months ended June 30, 2013.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, excluding depreciation and amortization, increased by $8.5 million, or 76%, to $19.7 million for the three months ended June 30, 2013 in comparison to the same period of 2012. The SG&A cost increase was primarily due to Multi-client sales commissions of $5.9 million for the three months ended June 30, 2013.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense increased by $0.8 million, or 2%, to $33.8 million for the three months ended June 30, 2013 in comparison to the same period of 2012. The Multi-client Services amortization expense for the three months ended June 30, 2013 was $24.4 million, representing an average amortization rate of 67% for the period. Gross depreciation expense for the three month period ended June 30, 2013 was $9.5 million, of which, $0.9 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $8.6 million. During the three months ended June 30, 2013, approximately $1.4 million of library amortization expense was attributable to backstop amortization.

The following table summarizes depreciation and amortization for the periods indicated (amounts in millions):

	Three Month Period Ended June 30,
	2013	2012
	(unaudited)
Gross depreciation expense	$9.5	$9.5
Less: capitalized depreciation for Multi-client library	0.9	3.1
Depreciation (net)	8.6	6.4
Multi-client amortization expense:
Revenue based amortization	23.0	23.7
Backstop amortization	1.4	2.1
Impairment	-	-
	24.4	25.8
Amortization expense of intangible assets	0.8	0.8
Depreciation (net) and amortization expense	$33.8	$33.0

Average Multi-client amortization rate for the period	67%	66%

Interest Expense, Net. Interest expense, net, increased by $0.5 million, or 6%, to $8.4 million for the three months ended June 30, 2013, compared to $7.9 million for the same period of 2012. The increase in interest expense related to an increase in borrowings outstanding under the Revolving Credit Facility.

Other Income (Expense), Net. Other income (expense), net and foreign exchange gain (loss) was a loss of $0.3 million for the three months ended June 30, 2013, compared to a loss of $1.2 million for the same period of 2012. The primary difference related to decreased foreign exchange losses.

Income Tax Expense (Benefit). Our income tax benefit for the three months ended June 30, 2013 was $5.4 million compared to income tax expense of $1.7 million for the same period of 2012. The effective income tax rate for the three months ended June 30, 2013 and 2012 was approximately 25% and 41%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances in non-US jurisdictions.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 (unaudited)

The following tables set forth consolidated revenues by service and area for the periods indicated (amounts in millions):

	Six Month Period Ended June 30,
	(unaudited)
	2013		2012
	Amount	%	Amount	%
Proprietary Services	$54.2	37%	$123.4	64%
Multi-client Services	92.6	63%	70.1	36%
Total	$146.8	100%	$193.5	100%

	Six Month Period Ended June 30,
	(unaudited)
	2013		2012
	Amount	%	Amount	%
United States	$105.9	72%	$93.1	48%
International	40.9	28%	100.4	52%
Total	$146.8	100%	$193.5	100%

Revenues. We recorded revenues of $146.8 million for the six months ended June 30, 2013 compared to $193.5 million for the same period of 2012, a decrease of $46.7 million, or 24%.

We recorded revenues from Proprietary Services of $54.2 million for the six months ended June 30, 2013, compared to $123.4 million for the same period of 2012, a decrease of $69.2 million, or 56%. The decrease related to our international Proprietary operations was $63.7 million, primarily due to a decrease in crew activities in Colombia and Brazil.

Multi-client Services generated revenues of $92.6 million for the six months ended June 30, 2013 compared to $70.1 million for the same period of 2012, an increase of $22.5 million, or 32%.  The increase was primarily attributable to higher late sale revenues, including $24.3 million of the one-time non-refundable license fee related to our Multi-client data marketing and distribution relationship. The $92.6 million in Multi-client Services revenues included $50.2 million of late sale revenues and $42.4 million of pre-commitment revenues. This compared to $25.3 million of late sale revenues, $40.3 million of pre-commitment revenues, and $4.5 million in non-cash data swap transactions during the same period of 2012.

The following table sets forth consolidated Multi-client Services revenues for the periods indicated (amounts in millions):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Multi-client revenues
Pre-commitments	$42.4	$40.3
Late sales	50.2	25.3
Subtotal	92.6	65.6
Non-cash data swaps	-	4.5
Total revenues	$92.6	$70.1

Operating expenses. Operating expenses, excluding depreciation and amortization, decreased by $27.8 million, or 43%, to $37.4 million for the six months ended June 30, 2013 in comparison to the same period of 2012.  The decrease was primarily due to a reduction in active crews operating in international markets for the six months ended June 30, 2013.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, excluding depreciation and amortization, increased by $9.0 million, or 35%, to $34.8 million for the six months ended June 30, 2013 in comparison to the same period of 2012. The SG&A cost increase was primarily due to increased employee severance related charges, bad debt expense and Multi-client sales commissions for the six months ended June 30, 2013.

Depreciation and Amortization Expenses.  Total depreciation (net) and amortization expense increased by $26.4 million, or 42%, to $89.5 million for the six months ended June 30, 2013 in comparison to the same period of 2012. The Multi-client Services amortization expense for the six months ended June 30, 2013 was $72.0 million, of which $13.0 million was attributable to impairment related charges for certain library assets, resulting in an increase in our average amortization rate to 78% for the period. Gross depreciation expense for the six month period ended June 30, 2013 was $18.5 million, of which, $2.6 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $15.9 million. During the six months ended June 30, 2013, approximately $2.7 million of library amortization expense was attributable to backstop amortization.

The following table summarizes depreciation and amortization for the periods indicated (amounts in millions):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Gross depreciation expense	$18.5	$19.6
Less: capitalized depreciation for Multi-client library	2.6	6.1
Depreciation (net)	15.9	13.5
Multi-client amortization expense:
Revenue based amortization	56.3	43.6
Backstop amortization	2.7	4.5
Impairment	13.0	-
	72.0	48.1
Amortization expense of intangible assets	1.6	1.5
Depreciation (net) and amortization expense	$89.5	$63.1

Average Multi-client amortization rate for the period	78%	69%

Interest Expense, Net. Interest expense, net, increased by $1.8 million, or 12%, to $16.8 million for the six months ended June 30, 2013, compared to $15.0 million for the same period of 2012. The increase in interest expense related to an increase in borrowings outstanding under the Revolving Credit Facility and the New Notes issued in March 2012.

Other Income (Expense), Net. Other income (expense), net and foreign exchange gain (loss) was a loss of $0.2 million for the six months ended June 30, 2013, compared to a loss of $1.5 million for the same period of 2012. The primary difference related to foreign exchange gain.

Income Tax Expense (Benefit). Our income tax benefit for the six months ended June 30, 2013 was $7.0 million compared to income tax expense of $7.5 million for the same period of 2012. The effective income tax rate for the six months ended June 30, 2013 and 2012 was approximately 20% and 45%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances in non-US jurisdictions.

EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization, and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with GAAP and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss) (in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012

Net income (loss), attributable to common shareholders	$(15,786)	$2,546	$(27,328)	$9,476
Net loss, attributable to non-controlling interests	(115)	(50)	(239)	(260)
Income tax expense	(5,402)	1,706	(6,972)	7,455
Interest expense, net	8,430	7,934	16,799	15,049
EBIT (1)	$(12,873)	$12,136	$(17,740)	$31,720

Add: Revenue based Multi-client amortization	23,013	23,690	56,303	43,587
Add: Non-revenue based Multi-client amortization (2)	1,441	2,081	15,705	4,540
Add: Depreciation (net) and other amortization (3)	9,366	7,168	17,503	15,031
EBITDA (1)	$20,947	$45,075	$71,771	$94,878

Less: Revenue based Multi-client amortization	(23,013)	(23,690)	(56,303)	(43,587)
Less: Non-revenue based Multi-client amortization (2)	(1,441)	(2,081)	(15,705)	(4,540)
Adjusted EBITDA (1)	$(3,507)	$19,304	$(237)	$46,751

Add: Revenue based Multi-client amortization	23,013	23,690	56,303	43,587
Add: Non-revenue based Multi-client amortization (2)	1,441	2,081	15,705	4,540
Add: Stock based compensation	1,400	1,536	3,386	2,977
Less: Non-cash multi-client revenue	-	(3,510)	-	(4,442)
Less: Cash investment in multi-client library	(23,367)	(37,429)	(51,355)	(79,770)
Cash EBITDA (1)	$(1,020)	$5,672	$23,802	$13,643

(1) EBIT, EBITDA, Adjusted EBITDA and Cash EBITDA (as defined in the calculations above) are non-GAAP measures.
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

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our Revolving Credit Facility, as the need arises. With our current level of indebtedness and share price, our access to debt and equity capital markets may be limited and we may be increasingly reliant on our internal sources of liquidity. For this reason, we are focused on remaining fully pre-funded on investments in our Multi-client library and increasing the weighting of Proprietary Services revenues as a percentage of total revenues. In addition, we have extended until September 30, 2013 the reduction of commitments under our Revolving Credit Facility to $67.5 million. As of June 30, 2013, borrowings outstanding under our Revolving Credit Facility aggregated $79.9 million. We currently intend to refinance the Revolving Credit Facility prior to its maturity. We may also fund the scheduled reduction in our commitments under the Revolving Credit Facility through cash generated from operations. While we are focused on improving our liquidity, events beyond our control may affect our results of operations and financial condition, which could reduce or delay capital expenditures, including amounts we may spend on our Multi-client library.

As of June 30, 2013, we had available cash and undrawn borrowing capacity under our Revolving Credit Facility as follows (in millions):
June 30, 2013
(unaudited)
Available cash	$10.7
Undrawn borrowing capacity under Revolving Credit Facility (1)	0.1
Total available liquidity	$10.8

(1) Borrowings under the Revolving Credit Facility are subject to certain limitations under provisions of the Senior Notes Indenture.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in millions):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Adjustments to reconcile net income (loss) to net cash	$54.1	$65.2
Effects of changes in operating assets and liabilities	(13.9)	(5.4)
Operating activities	40.2	59.8
Investing activities	(52.7)	(85.1)
Financing activities	(0.1)	27.7
Net increase (decrease) in cash and cash equivalents	$(12.6)	$2.4

Operating Activities.  Net cash provided by operating activities was $40.2 million for the six months ended June 30, 2013 compared to $59.8 million for the same period of 2012, a decrease of $19.6 million. The decrease in operational cash flow was primarily driven by the decrease in operating income during the period.

Investing Activities.  Net cash used in investing activities was $52.7 million for the six months ended June 30, 2013, compared to $85.1 million for the same period of 2012, a decrease of $32.4 million. The decrease was primarily the result of decreased investment in our Multi-client library and capital expenditures, partially offset by decreased sales of assets. The following table sets forth our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Six Month Period Ended June 30,
	2013	2012
	(unaudited)
Multi-client investment (period)
Cash	$51.4	$79.8
Capitalized depreciation (1)	2.6	6.1
Non-cash data swaps (2)	-	2.8
Total	$54.0	$88.7

Investment (cumulative)
Cash	$624.5	$488.0
Capitalized depreciation (1)	58.0	50.1
Non-cash data swaps (2)	26.9	26.0
Total	709.4	564.1

Cumulative amortization	418.4	291.3
Multi-client net book value	$291.0	$272.8

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities. Net cash used by financing activities was $0.1 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $27.7 million for the same period of 2012, an increased cash outflow of $27.8 million. The increased cash outflow was primarily the result of increased principal payments on our Revolving Credit Facility, capital leases and promissory notes.

Capital Resources.  On April 30, 2010, we entered into the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the lenders party to the Revolving Credit Facility.  Our Revolving Credit Facility initially provided for borrowings of up to $50.0 million. Under the Third Amendment, borrowings up to $85.0 million were permitted under our Revolving Credit Facility until April 30, 2013, at which point the maximum permitted borrowings were reduced to $67.5 million and the final maturity date was extended to April 30, 2014. The loans under our Revolving Credit Facility bear interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate or (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that will decline from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We may prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. We are also obligated to pay a commitment fee of 0.75% per annum on the actual daily unused portions of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company, as Borrower, has the ability until the Extended Maturity Date, April 30, 2014, to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Credit Agreement. On April 24, 2013, the Company entered into the Fourth Amendment to the Company’s Revolving Credit Facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A. The Company has requested and certain of the Lenders have agreed to assume a portion of certain expiring commitments and extend such Lenders’ respective Commitments and/or the expiration thereof on the terms and conditions set forth in the Amendment. Under the Fourth Amendment, the permitted borrowings under the Revolving Credit Facility was reduced to $80.0 million until the initial Maturity Date of September 30, 2013, at which point the maximum permitted borrowings under the Revolving Credit Facility is reduced to $67.5 million through the Maturity Date of the Revolving Credit Facility on April 30, 2014.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2013 were $68.0 million, consisting of cash investments in property and equipment of $6.6 million and investments in our Multi-client library of $51.4 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of June 30, 2013 (in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations (1)	$342,831	$92,431	$400	$250,000	$-
Capital lease obligations	7,904	4,410	3,459	35	-
Operating lease obligations	3,687	1,940	1,438	309	-
	$354,422	$98,781	$5,297	$250,344	$-

(1) Includes unamortized discount.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s backlog at June 30, 2013 was approximately $201 million ($174 million in Proprietary Services; $27 million in Multi-client Services) compared to $174 million at June 30, 2012. Backlog at March 31, 2013 was approximately $180 million ($136 million in Proprietary Services; $44 million in Multi-client Services).

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

We conduct business in various foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the six months ended June 30, 2013, approximately 3% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange gain of $0.1 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated receivables have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013.  Based on that evaluation, the Company’s principal executive and principal financial officer have concluded that these controls and procedures were effective as of June 30, 2013.

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

10.1
Amendment No. 4 to Credit Agreement, dated as of April 24, 2013, entered into by Global Geophysical Services, Inc., as Borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 25, 2013).

10.2
Amendment No. 4 to First Preferred Fleet Mortgage, dated as of April 24, 2013 and effective as of April 24, 2013, by and between Global Geophysical Services, Inc., as Shipowner, and Bank of America, N.A., a national banking association, as administrative agent, as Mortgagee (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on April 25, 2013).

10.3*	Form of Incentive Stock Option Agreement.

10.4*	First Amendment, effective as of May 24, 2013, to Global Geophysical Services, Inc. Amended and Restated 2006 Incentive Compensation Plan, effective as of February 5, 2010.

10.5*	Form of 2013 Performance Unit Award Agreement – Executive Officers.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: August 13, 2013	/s/ Richard C. White
Richard C. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)