Form 10-Q
period 2013-09-30
Global Geophysical Services Inc
filed 2013-11-12
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes    [  ]                  No   [x]

At November 4, 2013, there were 38,117,059 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,774	$23,359
Restricted cash investments	985	1,830
Accounts receivable, net	40,162	51,766
Inventory	-	11,864
Income and other taxes receivable	386	1,472
Prepaid expenses and other current assets	9,323	21,480
TOTAL CURRENT ASSETS	67,630	111,771

MULTI-CLIENT LIBRARY, net	279,183	309,067

PROPERTY AND EQUIPMENT, net	89,614	100,172

GOODWILL	11,342	12,381

INTANGIBLE ASSETS, net	10,859	13,083

OTHER ASSETS	10,035	6,401

TOTAL ASSETS	$468,663	$552,875

See accompanying notes to consolidated financial statements.

 GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except par value and share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,779	$42,597
Current portion of long-term debt	10,252	22,970
Current portion of capital lease obligations	3,990	5,639
Income and other taxes payable	2,436	3,563
Deferred revenue	10,364	22,498
Other payables	1,465	3,059
TOTAL CURRENT LIABILITIES	72,286	100,326

DEFERRED INCOME TAXES, net	3,005	27,073

LONG-TERM DEBT, net of current portion and unamortized discount	327,325	311,250

CAPITAL LEASE OBLIGATIONS, net of current portion	2,849	4,176

NON-CONTROLLING INTERESTS	856	997

OTHER LIABILITIES	970	1,505

TOTAL LIABILITIES	407,291	445,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100.0 million shares authorized, 48.3 million and 47.6 million shares issued and 38.1 million and 37.6 million shares outstanding at September 30, 2013 and December 31, 2012, respectively	483	476
Additional paid-in capital	258,761	253,415
Accumulated deficit	(101,342)	(49,815)
	157,902	204,076
Less: treasury stock, at cost, 10.2 million and 10.0 million shares at September 30, 2013 and December 31, 2012, respectively	96,530	96,528
TOTAL STOCKHOLDERS’ EQUITY	61,372	107,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,663	$552,875

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

REVENUES
Proprietary Revenues	$41,407	$30,173	$95,617	$153,585
Multi-client Data Library Pre-commitments	14,481	48,476	56,861	90,852
Multi-client Data Library Late Sales	14,145	11,565	64,316	39,259
TOTAL REVENUES	70,033	90,214	216,794	283,696

OPERATING EXPENSES
Operating Costs	38,750	18,621	84,795	102,462
Multi-client Data Library Revenue Amortization	20,089	35,519	76,392	79,107
Depreciation & Other Amortization	9,233	5,727	24,921	18,953
TOTAL OPERATING EXPENSES	68,072	59,867	186,108	200,522

MULTI-CLIENT DATA LIBRARY AND OTHER IMPAIRMENT	4,116	1,893	19,820	6,433

MULTI-CLIENT DATA LIBRARY COMMISSIONS	5,173	-	11,106	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,460	9,410	39,028	34,390

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(3,455)	(2,231)	(6,380)	(12,112)

INCOME (LOSS) FROM OPERATIONS	(15,333)	21,275	(32,888)	54,463

OTHER EXPENSE
Interest expense, net	(8,884)	(8,295)	(25,683)	(23,344)
Foreign exchange loss	(310)	(206)	(266)	(1,255)
Other expense, net	(122)	(1,952)	(351)	(2,371)
TOTAL OTHER EXPENSE	(9,316)	(10,453)	(26,300)	(26,970)

INCOME (LOSS) BEFORE INCOME TAXES	(24,649)	10,822	(59,188)	27,493

INCOME TAX EXPENSE (BENEFIT)	(548)	4,864	(7,519)	12,319

INCOME (LOSS) AFTER INCOME TAXES	(24,101)	5,958	(51,669)	15,174

NET INCOME (LOSS), attributable to non-controlling interests	98	151	(142)	(109)

NET INCOME (LOSS), attributable to common shareholders	$(24,199)	$5,807	$(51,527)	$15,283

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.64)	$0.16	$(1.36)	$0.41
Diluted	$(0.64)	$0.16	$(1.36)	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,087	37,450	37,944	37,252
Diluted	38,087	37,450	37,944	37,252

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), attributable to common shareholders	$(51,527)	$15,283
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (net) and amortization expense	104,249	100,782
Multi-client data library and other impairment	19,820	6,433
Non-cash revenue from Multi-client data exchange	(138)	(5,246)
Deferred tax expense (benefit)	(11,395)	5,743
Gain on sale of assets	(6,380)	(12,112)
Bad debt expense	664	2,558
Stock-based compensation	4,880	4,506
Other	2,142	1,354
Effects of changes in operating assets and liabilities
Accounts receivable, net	10,941	7,271
Inventory	(1,639)	(11,229)
Prepaid expenses and other current assets	(5,483)	(4,457)
Accounts payable and accrued expenses	1,181	(5,487)
Deferred revenue	(12,135)	(16,858)
Other	(470)	4,771
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,710	93,312

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,611)	(22,133)
Investment in Multi-client library	(61,589)	(129,166)
Investment in unconsolidated affiliate	(250)	(500)
Change in restricted cash investments	845	3,321
Purchase of intangibles	(1,781)	(3,264)
Proceeds from involuntary conversion of assets	4,500	-
Proceeds from sale of assets	9,203	19,417
NET CASH USED IN INVESTING ACTIVITIES	(55,683)	(132,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	81,442	47,829
Net proceeds from (payments on) revolving credit facility	(79,060)	60
Debt issuance costs	(5,026)	(1,804)
Proceeds from sale and leaseback transaction	1,940	-
Principal payments on capital lease obligations	(5,380)	(5,659)
Purchase of treasury stock	(2)	(2)
Issuances of stock	474	633
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,612)	41,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,585)	2,044

CASH AND CASH EQUIVALENTS, beginning of period	23,359	21,525

CASH AND CASH EQUIVALENTS, end of period	$16,774	$23,569

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2013	$476	$253,415	$(96,528)	$(49,815)	$107,548

Issuance of common stock	7	466	-	-	473

Compensation expense associated with stock grants	-	4,880	-	-	4,880

Purchase of treasury stock	-	-	(2)	-	(2)

Net loss	-	-	-	(51,527)	(51,527)

Balances at September 30, 2013	$483	$258,761	$(96,530)	$(101,342)	$61,372

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

The consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2013 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the classifications in the 2013 consolidated financial statements.

NOTE 2 - SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Assets held for sale	$-	$4,878
Prepaid expenses	2,199	1,181
Mobilization costs, net	6,139	998
Note receivable, current portion	985	1,750
Current deferred tax asset	-	12,673
Total prepaid expenses and other current assets	$9,323	$21,480

As of December 31, 2012, other current assets included certain property and equipment which was identified as held for sale. The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in FASB ASC 360 “Plant, Property and Equipment”. These assets were recorded at the lower of their carrying value or their fair value based on current market conditions. As of September 30, 2013, the Company has included the assets previously classified as held for sale in Property and Equipment to support the Company’s own asset requirements.

Accounts receivable, net included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Accounts receivable, trade	$17,191	$38,511
Unbilled	26,613	16,321
Allowance for doubtful accounts	(3,642)	(3,066)
Accounts receivable, net	$40,162	$51,766

Bad debt expense, net of recovery for the three months ended September 30, 2013 and 2012 was $(0.5) million and $(0.3) million, respectively, and $0.7 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Other assets included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Debt issuance costs, net	$9,405	$5,689
Investment in unconsolidated affiliate	342	441
Other	288	271
Total other assets	$10,035	$6,401

NOTE 3 - INVENTORY

The Company identifies certain recording systems produced or held for sale as inventory. Inventory consists primarily of finished products. Inventory is stated at the lower of cost or net realizable value. Cost of inventory is determined by using the first-in, first-out method. The Company periodically reviews its inventory and makes provisions for damaged, missing or obsolete inventory. As of September 30, 2013, the Company has transferred all inventory to Property and Equipment to support the Company’s own asset requirements.

NOTE 4 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Multi-client library, at cost	$720,766	$655,477
Less: accumulated Multi-client library amortization	441,583	346,410
Multi-client library, net	$279,183	$309,067

Multi-client library amortization expense included the following (in thousands):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Multi-client data library revenue amortization (1)	$20,089	$35,519	$76,392	$79,107
Backstop amortization (2)	3,077	1,893	5,790	6,433
Impairment (2)	-	-	12,991	-
	$23,166	$37,412	$95,173	$85,540

(1) Multi-client data library revenue amortization is included in Operating Expenses in the Consolidated Statements of Operations.
(2) Backstop amortization and Impairment are included in Multi-client Data Library and Other Impairment in the Consolidated Statements of Operations.

The Company entered into a License and Marketing Agreement dated as of March 28, 2013 (“the Agreement”) with SEI-GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc., (“SEI/GPI”). Under the terms of the Agreement, SEI/GPI, as licensee, provides exclusive marketing services for a substantial portion of the Company’s North American onshore data library. SEI/GPI paid $25.0 million non-refundable license fee upon execution of the Agreement. For the three and nine months ended September 30, 2013, the Company recorded late sale revenues of $0.7 million and $25.0 million, respectively, representing the portion of the license fee related to completed library assets. SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the data subject to the Agreement. Revenues for sub-licenses issued by SEI/GPI as licensee are accounted for at gross, with the commission being recorded and classified as Multi-client Data Library Commissions expense in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company recorded commission expense of $5.2 million and $11.1 million, respectively.

In connection with the Agreement, the Company evaluated certain Multi-client surveys for impairment. The impairment test compared the future cash flows from the surveys to their carrying value. If estimated future net cash flows exceeded the carrying value of the Multi-client asset, no impairment was required. If the carrying value exceeded estimated future net cash flows, the estimated future net cash flows were discounted to determine the survey’s estimated fair value. The variance between the discounted estimates of future net cash flows and the carrying value of respective Multi-client survey was recorded as impairment and the Multi-client survey’s carrying value was correspondingly reduced. For the three and nine months ended September 30, 2013, the Company recorded an impairment charge of zero and $13.0 million, respectively, classified in the Consolidated Statements of Operations as Multi-client Data Library and Other Impairment expense.

For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $0.5 million and $14.3 million, respectively, on late sale revenues, related to the $25.0 million non-refundable license fee.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Machinery and equipment	$299,017	$308,039
Computers and software	20,073	19,661
Buildings	13,601	13,601
Boats	7,634	7,634
Land	2,157	2,157
Furniture and fixtures	103	103
	342,585	351,195
Less: accumulated depreciation	268,062	258,248
	74,523	92,947
Construction in process	15,091	7,225
Property and equipment, net	$89,614	$100,172

In May 2013, a fire destroyed a warehouse in Colombia that contained Company equipment with a net book value of approximately $4.4 million. The equipment destroyed in the fire was insured. For the three and nine months ended September 30, 2013, the Company received payments of $2.4 million and $4.5 million, respectively, from its insurance carriers.

The following table provides an analysis of depreciation expense (in thousands):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Gross depreciation expense	$10,296	$9,078	$28,781	$28,662
Less: capitalized depreciation for Multi-client library	971	3,216	3,562	9,291
Depreciation (net)	$9,325	$5,862	$25,219	$19,371

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	9,297	8,883
	20,010	19,596
Less: accumulated amortization	9,151	6,513
Total intangible assets, net	10,859	13,083
Goodwill	11,342	12,381
Total goodwill and other intangibles, net	$22,201	$25,464

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are between two and fifteen years. Amortization expense for the three months ended September 30, 2013 and 2012 was $0.8 million and $0.8 million, respectively, and $2.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, the Company capitalized $0.1 million and $0.3 million, respectively, of development costs related to internal use software as a component of intellectual property. For the nine months ended September 30, 2013 and 2012, the Company capitalized $0.4 million and $1.7 million, respectively, of development costs related to internal use software as a component of intellectual property.

At September 30, 2013, the Company was finalizing an agreement to divest its line-clearing business (see Note 17). As a result, the Company recorded an impairment charge for the amount of goodwill and intangible assets associated with the business totaling $1.0 million classified in the Consolidated Statement of Operations as Multi-client Data Library and Other Impairment and $0.2 million classified in the Consolidated Statement of Operations as Selling, General and Administrative Expenses, respectively.

NOTE 7 - INCOME TAXES

The Company provides for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance. The Company has recorded valuation allowances in various jurisdictions, including the US, for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established or projected or the Company no longer has activities in these jurisdictions.

The effective income tax rate for the three months ended September 30, 2013 and 2012 was 2.2% and 44.9%, respectively. The effective income tax rate for the nine months ended September 30, 2013 and 2012 was 12.7% and 44.8%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

NOTE 8 - LONG-TERM DEBT

Long-term debt included the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Senior notes	$250,000	$250,000
Senior Secured Term Loan Facility	82,800	-
Revolving credit facility	-	79,060
Promissory notes	9,408	11,204
Notes payable - insurance	1,244	806
	343,452	341,070
Less: unamortized discount	5,875	6,850
	337,577	334,220
Less: current portion	10,252	22,970
Long-term debt, net of current portion and unamortized discount	$327,325	$311,250

Senior Notes: On April 27, 2010, the Company issued $200.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Notes”) pursuant to exemptions from registration under the Securities Act of 1933. The Company’s net proceeds from the offering were approximately $188.1 million.

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

The Notes were issued under an Indenture with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”).

On March 28, 2012, the Company issued an additional $50.0 million aggregate principal amount of its 10.5% senior notes due 2017 pursuant to exemptions from registration under the Securities Act of 1933. The net proceeds to the Company from the issuance were approximately $47.0 million and were used to repay outstanding indebtedness under the Company’s existing Revolving Credit Facility. On September 28, 2012, the Company issued $50.0 million in aggregate principal amount of its 10.5% senior notes due 2017 that were registered under the Securities Act of 1933 (the “New Notes”) in exchange for an identical amount of the unregistered notes issued on March 28, 2012.

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

Events of Default — The Indentures for the Senior Notes also contain events of default including, but not limited to, the following: (i) nonpayment; (ii) defaults in certain other indebtedness of the Company or the Guarantors; and (iii) the failure of the Company or the Guarantors to comply with their respective covenants in the event of a mandatory redemption, optional redemption, option to repurchase, or a merger, consolidation or sale of assets. Upon an event of default, the holders of the Senior Notes or the Trustee may declare the Senior Notes due and immediately payable. As of September 30, 2013, the Company was in compliance with all respective Indenture covenants.

Debt Issuance Costs: Costs related to the issuance of debt are capitalized and amortized as a component of interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $2.7 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively.

Senior Secured Term Loan Facility: On September 30, 2013, the Company entered into a Financing Agreement with TPG Specialty Lending, Inc. (“ TPG ”), as administrative agent and collateral agent, co-lead arranger and a lender, Tennenbaum Capital Partners, LLC (“ TCP ”), as co-lead arranger and a lender, and certain affiliates of TPG and TCP, as lenders (the “ Financing Agreement ”).

The Financing Agreement provides for (i) a senior secured first lien term loan A in the amount of $82.8 million (“ Term Loan A ”) and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million (“ Term Loan B ” and together with Term Loan A, the “ Facility ”).  The Term Loan A was funded at closing, and the proceeds of the Term Loan A were used to pay in full indebtedness outstanding under the Company’s Revolving Credit Facility and to pay related fees and expenses.  Subject to certain terms and conditions, the Term Loan B is available to be drawn after the closing date for potential future strategic acquisitions.

The Facility matures on September 30, 2016.  It is guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and those of the guarantors.

Under the Financing Agreement, loans bear interest, at the Company’s option, at either LIBOR plus 9.75% (subject to a LIBOR floor of 1%) or the alternate base rate (the highest of the federal funds effective rate plus ½ of 1%, the Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 4%) plus 8.75%.

The loans under the Financing Agreement are subject to mandatory prepayments in certain instances including, without limitation, (i) with net proceeds of certain asset dispositions, casualty or condemnation events, equity and debt issuances and extraordinary receipts and (ii) in an amount equal to 75% of Consolidated Excess Cash Flow (as defined in the Financing Agreement).

The Company is subject to certain financial covenants under the Financing Agreement that include the maintenance of the following financial covenants (in each case tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter and commencing as of the last day of the fiscal quarter ending December 31, 2013): (1) a Consolidated EBITDA (as defined in the Financing Agreement) to Consolidated Fixed Charges (as defined in the Financing Agreement) ratio of at least 1.00:1.00 initially and increasing to 1.25:1.00 over time, (2) a Consolidated Secured Leverage Ratio (as defined in the Financing Agreement) of not more than 1.75:1.00 initially and decreasing to 1.00:1.00 over time, and (3) for any fiscal quarter in which Consolidated EBITDA for the period of four fiscal quarters then ended does not exceed the aggregate principal amount of loans outstanding under the Facility at such time, a net book value of Multi-client data greater than the aggregate principal amount of loans outstanding under the Facility.  In addition, the Company must maintain at all times Consolidated Liquidity (as defined in the Financing Agreement) of at least $10.0 million.

In addition, the Financing Agreement contains various covenants that, among other restrictions, limit the Company’s ability to

• create, issue, incur or assume indebtedness;
• create, incur or assume liens; engage in mergers or acquisitions;
• sell, transfer, assign or convey assets;
• repurchase the Company’s equity, make distributions to the Company’s equity holders and make certain other restricted payments;
• make investments;
• modify the terms of certain material agreements or prepay certain indebtedness;
• engage in transactions with affiliates;
• enter into certain burdensome agreements;
• enter into sale-leaseback arrangements;
• change the nature of the Company’s business; and
• make certain amendments to the Company’s organizational documents.

The Financing Agreement also contains customary events of default.  If an event of default occurs and is continuing, the Required Lenders (as defined in the Financing Agreement) may accelerate the amounts due under the Financing Agreement (except with respect to a bankruptcy event of default, in which case such amounts will automatically become due and payable) and exercise other rights and remedies.  In addition, if any event of default exists under the Financing Agreement, the lenders may commence foreclosure or other actions against the collateral.

At September 30, 2013, the Company had $82.8 million of borrowings outstanding under the Financing Agreement with a weighted average interest rate of 10.75%.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a $50.0 million revolving credit facility maturing April 30, 2013 under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bore interest at a rate equal to London Interbank Offered Rate (LIBOR) plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate or (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that declines from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company may prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Revolving Credit Facility also provided for a commitment fee of 0.75% per annum on the actual daily unused commitments.

On July 20, 2012, the Company further amended the Revolving Credit Facility (the “Third Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent and a Lender, Barclays Bank PLC, and Citibank, N.A (collectively, the “Lenders” and individually, a “Lender”). Under the Third Amendment, the maximum amount of permitted borrowings under the Revolving Credit Facility was increased to $85.0 million until the initial Maturity Date of April 30, 2013, at which point the maximum amount of permitted borrowings was reduced to $67.5 million and the Maturity Date of the Revolving Credit Facility was extended to April 30, 2014 (the “Extended Maturity Date”). Under the Third Amendment, the Company, as Borrower, had the right to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Revolving Credit Facility until the Extended Maturity Date.

On April 24, 2013, the Company entered into the fourth amendment (the “Fourth Amendment”) to the Company’s Revolving Credit Facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, and Citibank, N.A. The Company requested and certain of the Lenders agreed to assume a portion of certain expiring commitments and extend such Lenders’ respective Commitments and/or the expiration thereof on the terms and conditions set forth in the Amendment. Under the Fourth Amendment, the maximum amount of permitted borrowings under the Revolving Credit Facility was reduced to $80.0 million until September 30, 2013, at which point the maximum amount of permitted borrowings was further reduced to $67.5 million through April 30, 2014.

As of September 30, 2013, the Company paid off all borrowings under the Revolving Credit Facility with the Senior Secured Term Loan Facility.

Promissory Notes: From time to time, the Company issues short term promissory notes to various foreign financial institutions to finance equipment purchases and working capital needs for foreign operations.  The balance outstanding under these promissory notes as of September 30, 2013 and December 31, 2012 was $8.8 million and $10.4 million, respectively, at weighted average interest rates of 7.6% and 9.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of September 30, 2013 and December 31, 2012 was $0.6 million and $0.8 million, respectively.

Notes Payable - Insurance: In exchange for insurance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes as of September 30, 2013 and December 31, 2012 was $1.2 million and $0.8 million, respectively, at weighted average interest rates of 3.4% and 3.4%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit that was secured by restricted cash.  The terms of the letter of credit facility as only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn by the Company at any time.  As of September 30, 2013 and December 31, 2012, the letters of credit outstanding were $1.0 million and $1.8 million, respectively.

NOTE 9 – CAPITAL LEASES

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of September 30, 2013 and December 31, 2012 was $6.8 million and $9.8 million, respectively, at weighted average interest rates of 5.7% and 5.3%, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2013 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by their market price.  The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$196,399	$170,000	$195,801	$178,000
$50.0 million senior notes	$47,726	$42,500	$47,349	$44,500

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates and other financial controls.

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

The following assumptions were used for the nine month period ended September 30, 2013:

Nine Month Period Ended September 30, 2013
Risk-free interest rate	1.19%
Expected lives (in years)	7
Expected dividend yield	0.00%
Expected volatility	78.76%

The computation of expected volatility during the nine months ended September 30, 2013 was based on historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

Option activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance as of December 31, 2012	1,893,200	$22.87		$5.30
Expired	-	-		-
Granted	1,000,000	3.51		3.51
Exercised	-	-		-
Forfeited	(504,800)	20.90		4.91
Balance at September 30, 2013	2,388,400	$15.11	4.85	$4.60
Exercisable as of September 30, 2013	1,328,375	$22.55	4.83	$5.12

Through September 30, 2013, a total of 5,830,400 options have been granted and 3,442,000 have been forfeited.

Compensation expense associated with stock options for the three months ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively, and was included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. At September 30, 2013 and 2012, the Company had 1,060,025 and 377,025 of non-vested stock option awards, respectively. The total cost of non-vested stock option awards that the Company had not yet recognized at September 30, 2013 and 2012 was $2.6 million and $1.8 million, respectively.  Such amount at September 30, 2013 is expected to be recognized approximately over a period of four years.

Restricted Stock:  To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Restricted stock activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	976,976	$6.72
Granted	508,647	3.43
Vested	(229,277)	11.07
Forfeited	(222,119)	9.54
Balance at September 30, 2013	1,034,227	$3.53

Compensation expense associated with restricted stock for the three months ended September 30, 2013 and 2012 was $1.1 million and $1.2 million, respectively, and $3.7 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively, and was included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. The total cost of non-vested stock awards that the Company has not yet recognized at September 30, 2013 and 2012 was approximately $4.1 million and $6.8 million, respectively. This amount is expected to be recognized over the next three years.

Performance Units Awards: During the three months ended September 30, 2013, the Company granted 1,114,950 performance unit awards, each of which contains a market condition, to executive and other key employees of the Company. The performance units granted may settle between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance unit awards will be determined based on a number of factors, including total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period. The expense related to the performance units for the three and nine months ended September 30, 2013 was immaterial to the consolidated financial statements.

Employee Stock Purchase Plan: The Company maintains an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the three and nine months ended September 30, 2013 and 2012 was immaterial to the consolidated financial statements.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The Company follows ASC 260 “Earnings Per Share” for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss), attributable to common shareholders	$(24,199)	$5,807	$(51,527)	$15,283
Basic weighted average shares outstanding	38,087	37,450	37,944	37,252
Diluted
Shares issuable from the assumed conversion of stock options	-	-	-	-
Total	38,087	37,450	37,944	37,252
Basic income (loss) per share	$(0.64)	$0.16	$(1.36)	$0.41
Diluted income (loss) per share	$(0.64)	$0.16	$(1.36)	$0.41

As of September 30, 2013 and 2012, 2,388,400 and 2,020,800 out-of-the-money stock options have been excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following provides supplemental cash flow information (in thousands):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
Interest paid	$17,051	$15,079
Income taxes paid	$3,860	$5,514

The following provides supplemental disclosure of non-cash investing and financing activities (in thousands):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)

Property and equipment additions transferred from inventory	$13,503	$-
Property and equipment additions transferred from held-for-sale	$4,292	$-
Property and equipment additions financed through capital leases	$405	$1,819
Non-cash Multi-client data swap asset recorded as deferred revenue	$-	$146
Original issue discount on notes payable	$-	$3,000
Non-cash property and equipment additions associated with swap of property and equipment	$-	$7,500
Non-cash property and equipment additions associated with data swap	$-	$1,751
Purchase price not paid at close of acquisition	$-	$2,993

NOTE 14 – SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	As of and for the Three Month Period Ended September 30, 2013 (Unaudited)
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$41,407	$28,626	$-	$70,033
Segment loss before taxes	$(10,933)	$(13,602)	$(114)	$(24,649)
Segment assets	$32,600	$293,766	$142,297	$468,663

	As of and for the Three Month Period Ended September 30, 2012 (Unaudited)
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$30,173	$60,041	$-	$90,214
Segment income (loss) before taxes	$299	$15,596	$(5,073)	$10,822
Segment assets	$41,659	$331,873	$182,865	$556,397

	As of and for the Nine Month Period Ended September 30, 2013 (Unaudited)
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$95,617	$121,177	$-	$216,794
Segment loss before taxes	$(28,585)	$(9,379)	$(21,224)	$(59,188)
Segment assets	$32,600	$293,766	$142,297	$468,663

	As of and for the Nine Month Period Ended September 30, 2012 (Unaudited)
	Proprietary Services	Multi-client Services	Corporate	Total
Revenues	$153,585	$130,111	$-	$283,696
Segment income (loss) before taxes	$12,252	$27,912	$(12,671)	$27,493
Segment assets	$41,659	$331,873	$182,865	$556,397

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU is intended to provide guidance and reduce diversity in practice in the presentation of an unrecognized tax benefit when a tax loss or credit carryforward exists. The guidance requires that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except for certain defined situations. The provisions of this ASU are effective for periods beginning after December 15, 2013 and must be applied prospectively for unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 16 – GUARANTEES OF REGISTERED SECURITIES

The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all U.S. subsidiaries of the Company. The non-guarantor subsidiaries are comprised of all subsidiaries organized outside of the United States.

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	As of September 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$113,508	$5,461	$(51,339)	$67,630
Multi-client library, net	277,841	1,342	-	279,183
Property and equipment, net	88,079	1,535	-	89,614
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	26,238	(26,238)	-	-
Other non-current assets	32,080	156	-	32,236
TOTAL ASSETS	$537,747	$(17,744)	$(51,340)	$468,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$82,314	$41,311	$(51,339)	$72,286
Long-term debt and capital lease obligations, net of current portion and unamortized discount	330,174	-	-	330,174
Deferred income tax and other non-current liabilities	4,831	-	-	4,831
TOTAL LIABILITIES	417,319	41,311	(51,339)	407,291
Stockholders' equity	120,428	(59,055)	(1)	61,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,747	$(17,744)	$(51,340)	$468,663

	As of December 31, 2012
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets	$150,864	$21,761	$(60,854)	$111,771
Multi-client library, net	309,031	36	-	309,067
Property and equipment, net	97,129	3,043	-	100,172
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	20,589	(20,589)	-	-
Other non-current assets	31,728	137	-	31,865
TOTAL ASSETS	$609,342	$4,388	$(60,855)	$552,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$102,568	$58,612	$(60,854)	$100,326
Long-term debt and capital lease obligations, net of current portion and unamortized discount	315,426	-	-	315,426
Deferred income tax and other non-current liabilities	29,575	-	-	29,575
TOTAL LIABILITIES	447,569	58,612	(60,854)	445,327
Stockholders' equity	161,773	(54,224)	(1)	107,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,342	$4,388	$(60,855)	$552,875

	Three Month Period Ended September 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$56,562	$15,567	$(2,096)	$70,033
Operating expenses	58,243	11,644	(1,815)	68,072
Multi-client data library and other impairment	4,116	-	-	4,116
Multi-client data library commissions	5,173	-	-	5,173
Selling, general and administrative expenses	8,702	3,039	(281)	11,460
Gain on disposal of property and equipment	(3,455)	-	-	(3,455)
Income (loss) from operations	(16,217)	884	-	(15,333)
Interest expense, net	(8,883)	(1)	-	(8,884)
Other expense, net	(297)	(135)	-	(432)
Income (loss) before income taxes	(25,397)	748	-	(24,649)
Income tax expense (benefit)	(696)	148	-	(548)
Income (loss) after income taxes	(24,701)	600	-	(24,101)
Net income, attributable to noncontrolling interests	98	-	-	98
Net income (loss), attributable to common shareholders	$(24,799)	$600	$-	$(24,199)

	Three Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$65,883	$26,385	$(2,054)	$90,214
Operating expenses	40,536	21,122	(1,791)	59,867
Multi-client data library and other impairment	1,893	-	-	1,893
Multi-client data library commissions	-	-	-	-
Selling, general and administrative expenses	5,983	3,690	(263)	9,410
Gain on disposal of property and equipment	(2,231)	-	-	(2,231)
Income from operations	19,702	1,573	-	21,275
Interest income (expense), net	(8,302)	7	-	(8,295)
Other income (expense), net	(2,174)	16	-	(2,158)
Income before income taxes	9,226	1,596	-	10,822
Income tax expense	3,225	1,639	-	4,864
Income (loss) after income taxes	6,001	(43)	-	5,958
Net income, attributable to noncontrolling interests	151	-	-	151
Net income (loss), attributable to common shareholders	$5,850	$(43)	$-	$5,807

	Nine Month Period Ended September 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$182,885	$39,032	$(5,123)	$216,794
Operating expenses	157,416	33,188	(4,496)	186,108
Multi-client data library and other impairment	19,820	-	-	19,820
Multi-client data library commissions	11,106	-	-	11,106
Selling, general and administrative expenses	30,897	8,758	(627)	39,028
Gain on disposal of property and equipment	(6,380)	-	-	(6,380)
Income from operations	(29,974)	(2,914)	-	(32,888)
Interest expense, net	(25,531)	(152)	-	(25,683)
Other expense, net	(226)	(391)	-	(617)
Loss before income taxes	(55,731)	(3,457)	-	(59,188)
Income tax expense (benefit)	(8,893)	1,374	-	(7,519)
Loss after income taxes	(46,838)	(4,831)	-	(51,669)
Net loss, attributable to noncontrolling interests	(142)	-	-	(142)
Net loss, attributable to common shareholders	$(46,696)	$(4,831)	$-	$(51,527)

	Nine Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF OPERATIONS
Revenues	$186,672	$105,177	$(8,153)	$283,696
Operating expenses	115,603	92,119	(7,200)	200,522
Multi-client data library and other impairment	6,433	-	-	6,433
Multi-client data library commissions	-	-	-	-
Selling, general and administrative expenses	18,791	16,552	(953)	34,390
Gain on disposal of property and equipment	(11,922)	(190)	-	(12,112)
Income (loss) from operations	57,767	(3,304)	-	54,463
Interest income (expense), net	(23,354)	10	-	(23,344)
Other expense, net	(1,783)	(1,843)	-	(3,626)
Income (loss) before income taxes	32,630	(5,137)	-	27,493
Income tax expense	8,545	3,774	-	12,319
Income (loss) after income taxes	24,085	(8,911)	-	15,174
Net loss, attributable to noncontrolling interests	(109)	-	-	(109)
Net income (loss), attributable to common shareholders	$24,194	$(8,911)	$-	$15,283

	Nine Month Period Ended September 30, 2013 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by (used in) operating activities	$59,182	$(4,472)	$-	$54,710
Net cash used in investing activities	(53,624)	(2,059)	-	(55,683)
Net cash provided by (used in) financing activities	(6,218)	606	-	(5,612)
Net decrease in cash and cash equivalents	$(660)	$(5,925)	$-	$(6,585)

	Nine Month Period Ended September 30, 2012 (Unaudited)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$91,320	$1,992	$-	$93,312
Net cash used in investing activities	(127,916)	(4,409)	-	(132,325)
Net cash provided by (used in) financing activities	42,958	(1,901)	-	41,057
Net increase (decrease) in cash and cash equivalents	$6,362	$(4,318)	$-	$2,044

NOTE 17 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

In conjunction with the Company’s decision to exit the line clearing business in the quarter ended September 30, 2013, the Company agreed to purchase the 20% minority equity interest in Paisano Lease Company, Inc. (Paisano) for $0.9 million and sell the line clearing assets of Paisano to a new entity controlled by these minority shareholders at the net book value of the equipment. The transaction closed on October 17, 2013. No gain or loss was recorded on the sale of the equipment and subsequent to the purchase of the outstanding 20% minority interest. Paisano became a wholly-owned subsidiary of the Company. In connection with the decision to exit the business and sell the underlying assets of this line clearing business, the outstanding goodwill and other intangibles were determined to be impaired by $1.0 million and $0.2 which has been reflected as a component of Multi-client Data Library and Other Impairment and Selling, General and Administrative Expenses, respectively, in the Company’s Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013.

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

Our backlog estimates represent those seismic data acquisition projects for which a client has executed a contract and has scheduled a start date for the project and unrecognized pre-committed funding from our Multi-client Services segment. Backlog estimates are based on a number of assumptions including those related to foreign exchange rates, and proportionate performance of contracts and our valuation of assets, such as seismic data to be received by us as payment under certain agreements. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from these projects. We and our clients may also modify contracts for services by mutual consent. Because of potential changes in the scope or schedule of our clients' projects, we cannot predict with certainty when or if our backlog will be realized. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. In addition, the contracts in our backlog are generally subject to termination by the client. Material delays, payment defaults or termination could reduce the amount of backlog currently reported, and consequently, could prevent the conversion of that backlog into revenues.

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir GradeSM (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services. Through these services, we deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market, directly and indirectly, a seismic data library and license this data to clients on a non-exclusive basis.

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

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. Our Proprietary Services generate revenues by conducting geophysical surveys for our clients on a contractual basis where our clients generally obtain all rights to the seismic data acquired. Proprietary Services also include revenues generated by providing microseismic monitoring, data processing and interpretation services. Our Multi-client Services generate revenues by selling licenses to seismic and other data we own as a part of our seismic data library.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (unaudited)

The following tables set forth consolidated revenues by service and area for the periods indicated (amounts in millions):

	Three Month Period Ended September 30,
	(unaudited)
	2013		2012
Proprietary Services	$41.4	59%	$30.2	33%
Multi-client Services	28.6	41%	60.0	67%
Total	$70.0	100%	$90.2	100%

	Three Month Period Ended September 30,
	(unaudited)
	2013		2012
United States	$42.8	61%	$56.0	62%
International	27.2	39%	34.2	38%
Total	$70.0	100%	$90.2	100%

Revenues. We recorded revenues of $70.0 million for the three months ended September 30, 2013 compared to $90.2 million for the same period of 2012, a decrease of $20.2 million, or 22%.

We recorded revenues from Proprietary Services of $41.4 million for the three months ended September 30, 2013, compared to $30.2 million for the same period of 2012, an increase of $11.2 million, or 37%. The increase was primarily attributable to increased contribution from the Proprietary Services business in the United States.

Multi-client Services generated revenues of $28.6 million for the three months ended September 30, 2013 compared to $60.0 million for the same period of 2012, a decrease of $31.4 million, or 52%. The $28.6 million in Multi-client Services revenues included $14.5 million of pre-commitment revenues and $14.1 million of late sale revenues that included $0.1 million in non-cash data swap transactions. This compared to $48.5 million of pre-commitment revenues and $11.5 million of late sale revenues that included $0.7 million in non-cash data swap transactions during the same period of 2012.

The following table sets forth consolidated Multi-client Services revenues for the periods indicated (amounts in millions):

	Three Month Period Ended September 30,
	2013	2012
	(unaudited)
Multi-client revenues
Pre-commitments	$14.5	$48.5
Late sales (1)	14.1	11.5
Total revenues	$28.6	$60.0

(1) Includes $0.1 million and $0.7 million in non-cash data swap transactions for the three month periods ended September 30, 2013 and 2012, respectively.

Operating expenses. Operating expenses, excluding depreciation and amortization, increased by $20.1 million, or 107%, to $38.8 million for the three months ended September 30, 2013 compared to the same period of 2012.  The increase was primarily due to shifting more focus to Proprietary Services in the third quarter of 2013, whereas in the same period of 2012 the focus was on Multi-client Services resulting in a higher level of operating expenses in 2012.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, excluding depreciation and amortization, increased by $1.8 million, or 21%, to $10.3 million for the three months ended September 30, 2013 in comparison to the same period of 2012. The SG&A cost increase was primarily due to increased employee costs for the three months ended September 30, 2013.

Depreciation (net), Amortization and Multi-client Data Library and Other Impairment.  Total depreciation (net), amortization and Multi-client data library and other impairment decreased by $9.6 million, or 22%, to $34.5 million for the three months ended September 30, 2013 compared to the same period of 2012. The Multi-client Services amortization expense for the three months ended September 30, 2013 was $23.2 million, representing an average amortization rate of 81% for the period. Gross depreciation expense for the three month period ended September 30, 2013 was $10.3 million, of which, $1.0 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $9.3 million. During the three months ended September 30, 2013, approximately $3.1 million of library amortization expense was attributable to backstop amortization.

The following table summarizes depreciation (net), amortization and Multi-client data library and other impairment for the periods indicated (amounts in millions):

	Three Month Period Ended September 30,
	2013	2012
	(unaudited)
Gross depreciation expense	$10.3	$9.1
Less: capitalized depreciation for Multi-client library	1.0	3.2
Depreciation (net)	9.3	5.9
Multi-client amortization expense:
Multi-client data library revenue amortization	20.1	35.5
Backstop amortization	3.1	1.9
Impairment	-	-
	23.2	37.4
Amortization expense of intangible assets	1.0	0.8
Goodwill impairment	1.0	-
Depreciation (net), amortization and Multi-client data library and other impairment	$34.5	$44.1

Average Multi-client amortization rate for the period	81%	62%

Interest Expense, Net. Interest expense, net, increased by $0.6 million, or 7%, to $8.9 million for the three months ended September 30, 2013, compared to $8.3 million for the same period of 2012. The increase in interest expense related to an increase in borrowings outstanding under the Revolving Credit Facility.

Other Income (Expense), Net. Other expense, net and foreign exchange loss was $0.4 million for the three months ended September 30, 2013, compared to $2.2 million for the same period of 2012. The primary difference is the difference between the write-off of investment in unconsolidated subsidiary of $1.8 million in 2012.

Income Tax Expense (Benefit). Our income tax benefit for the three months ended September 30, 2013 was $0.5 million compared to income tax expense of $4.9 million for the same period of 2012. The effective income tax rate for the three months ended September 30, 2013 and 2012 was approximately 2.2% and 44.9%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012 (unaudited)

The following tables set forth consolidated revenues by service and area for the periods indicated (amounts in millions):

	Nine Month Period Ended September 30,
	(unaudited)
	2013		2012
Proprietary Services	$95.6	44%	$153.6	54%
Multi-client Services	121.2	56%	130.1	46%
Total	$216.8	100%	$283.7	100%

	Nine Month Period Ended September 30,
	(unaudited)
	2013		2012
United States	$148.8	69%	$149.1	53%
International	68.0	31%	134.6	47%
Total	$216.8	100%	$283.7	100%

Revenues. We recorded revenues of $216.8 million for the nine months ended September 30, 2013 compared to $283.7 million for the same period of 2012, a decrease of $66.9 million, or 24%.

We recorded revenues from Proprietary Services of $95.6 million for the nine months ended September 30, 2013, compared to $153.6 million for the same period of 2012, a decrease of $58.0 million, or 38%. The decrease related to our international Proprietary operations was $61.5 million, primarily due to a decrease in crew activities in Colombia and Brazil.

Multi-client Services generated revenues of $121.2 million for the nine months ended September 30, 2013 compared to $130.1 million for the same period of 2012, a decrease of $8.9 million, or 7%. The $121.2 million in Multi-client Services revenues included $56.9 million of pre-commitment revenues and $64.3 million of late sale revenues that included $0.1 million in non-cash data swap transactions. This compared to $90.8 million of pre-commitment revenues that included $2.0 million in non-cash data swap transactions and $39.3 million of late sale revenues that included $3.2 million in non-cash data swap transactions during the same period of 2012.

The following table sets forth consolidated Multi-client Services revenues for the periods indicated (amounts in millions):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
Multi-client revenues
Pre-commitments (1)	$56.9	$90.8
Late sales (2)	64.3	39.3
Total revenues	$121.2	$130.1

(1) Includes $2.0 million in non-cash data swap transactions for the nine month periods ended September 30, 2012.
(2) Includes $0.1 million and $3.2 million in non-cash data swap transactions for the nine month periods ended September 30, 2013 and 2012, respectively.

Operating expenses. Operating expenses, excluding depreciation and amortization, decreased by $17.7 million, or 17%, to $84.8 million for the nine months ended September 30, 2013 in comparison to the same period of 2012.  The decrease was primarily due to a reduction in active crews operating in international markets for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, excluding depreciation and amortization, increased by $4.4 million, or 14%, to $36.0 million for the nine months ended September 30, 2013 in comparison to the same period of 2012. The SG&A cost increase was primarily due to increased employee severance related charges.

Depreciation (net), Amortization and Multi-client Data Library and Other Impairment.  Total depreciation (net), amortization and Multi-client data library and other impairment increased by $16.8 million, or 16%, to $124.0 million for the nine months ended September 30, 2013 in comparison to the same period of 2012. The Multi-client Services amortization expense for the nine months ended September 30, 2013 was $95.2 million, of which $13.0 million was attributable to impairment related charges for certain library assets, resulting in an increase in our average amortization rate to 79% for the period. Gross depreciation expense for the nine month period ended September 30, 2013 was $28.8 million, of which, $3.6 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $25.2 million. During the nine months ended September 30, 2013, approximately $5.8 million of library amortization expense was attributable to backstop amortization.

The following table summarizes depreciation (net), amortization and Multi-client data library and other impairment for the periods indicated (amounts in millions):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
Gross depreciation expense	$28.8	$28.7
Less: capitalized depreciation for Multi-client library	3.6	9.3
Depreciation (net)	25.2	19.4
Multi-client amortization expense:
Multi-client data library revenue amortization	76.4	79.1
Backstop amortization	5.8	6.4
Impairment	13.0	-
	95.2	85.5
Amortization expense of intangible assets	2.6	2.3
Goodwill impairment	1.0	-
Depreciation (net), amortization and Multi-client data library and other impairment	$124.0	$107.2

Average Multi-client amortization rate for the period	79%	66%

Interest Expense, Net. Interest expense, net, increased by $2.4 million, or 10%, to $25.7 million for the nine months ended September 30, 2013, compared to $23.3 million for the same period of 2012. The increase in interest expense related to an increase in borrowings outstanding under the Revolving Credit Facility and the New Notes.

Other Income (Expense), Net. Other expense, net and foreign exchange loss was $0.6 million for the nine months ended September 30, 2013, compared to $3.6 million for the same period of 2012. The primary differences are a greater foreign exchange loss in 2012 and the difference between the write-off of investment in unconsolidated subsidiary of $1.8 million in 2012.

Income Tax Expense (Benefit). Our income tax benefit for the nine months ended September 30, 2013 was $7.5 million compared to income tax expense of $12.3 million for the same period of 2012. The effective income tax rate for the nine months ended September 30, 2013 and 2012 was approximately 12.7% and 44.8%, respectively. The Company’s effective income tax rate in 2013 and 2012 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

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

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012

Net income (loss), attributable to common shareholders	$(24,199)	$5,807	$(51,527)	$15,283
Net income (loss), attributable to non-controlling interests	98	151	(142)	(109)
Income tax expense (benefit)	(548)	4,864	(7,519)	12,319
Interest expense, net	8,884	8,295	25,683	23,344
EBIT (1)	$(15,765)	$19,117	$(33,505)	$50,837

Add: Multi-client data library revenue amortization	20,089	35,519	76,392	79,107
Add: Non-revenue based Multi-client amortization (2)	3,077	1,893	18,781	6,433
Add: Depreciation (net) and other amortization (3)	11,393	6,644	28,896	21,675
EBITDA (1)	$18,794	$63,173	$90,564	$158,052

Less: Multi-client data library revenue amortization	(20,089)	(35,519)	(76,392)	(79,107)
Less: Non-revenue based Multi-client amortization (2)	(3,077)	(1,893)	(18,781)	(6,433)
Adjusted EBITDA (1)	$(4,372)	$25,761	$(4,609)	$72,512

Add: Multi-client data library revenue amortization	20,089	35,519	76,392	79,107
Add: Non-revenue based Multi-client amortization (2)	3,077	1,893	18,781	6,433
Add: Stock-based compensation	1,494	1,529	4,880	4,506
Add: Foreign exchange loss	310	206	266	1,255
Less: Non-cash Multi-client revenue	(138)	(804)	(138)	(5,246)
Less: Cash investment in Multi-client library	(10,234)	(49,396)	(61,589)	(129,166)
Cash EBITDA (1)	$10,226	$14,708	$33,983	$29,401

(1)	EBIT, EBITDA, Adjusted EBITDA and Cash EBITDA (as defined in the calculations above) are non-GAAP measures.
(2)	Includes library impairment charges and backstop amortization.
(3)	Includes amortization of intangibles and goodwill impairment.

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

Liquidity and Capital Resources

Our primary internal sources of liquidity are cash generated by the Proprietary Services and Multi-client Services we provide to our clients, and proceeds from the sale of assets. Our primary external sources of liquidity have been borrowings under our Revolving Credit Facility, debt and equity offerings and equipment financings such as capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles and vessels, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in Multi-client Services data for our seismic data library. We also use capital to fund the working capital required to add new crews and operate existing crews and to make debt service payments on our outstanding indebtedness.

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our Revolving Credit Facility, as the need arises. With our new Financing Agreement and low share price, our access to debt and equity capital markets are limited and we are substantially dependent on our internal sources of liquidity. For this reason, we are focused on remaining fully pre-funded on investments in our Multi-client library, increasing the weighting of Proprietary Services revenues as a percentage of total revenues and reducing costs. While we are focused on improving our liquidity, events beyond our control may affect our results of operations and financial condition, which could reduce or delay capital expenditures, including amounts we may spend on our Multi-client library. Under the Financing Agreement, we must maintain at all times Consolidated Liquidity (as defined in the Financing Agreement) of at least $10.0 million.

As of September 30, 2013, available liquidity consisted of the following (in millions):

September 30, 2013
(unaudited)
Available cash	$16.8
Total available liquidity	$16.8

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
Net income and adjustments to reconcile net income (loss) to net cash	$62.3	$119.3
Effects of changes in operating assets and liabilities	(7.6)	(26.0)
Cash flows from operating activities	54.7	93.3
Cash flows from investing activities	(55.7)	(132.3)
Cash flows from financing activities	(5.6)	41.1
Net increase (decrease) in cash and cash equivalents	$(6.6)	$2.1

Operating Activities.  Net cash provided by operating activities was $54.7 million for the nine months ended September 30, 2013 compared to $93.3 million for the same period of 2012, a decrease of $38.6 million. The decrease in operational cash flow primarily resulted from the decrease in operating income during the period, partially offset by increased working capital.

Investing Activities.  Net cash used in investing activities was $55.7 million for the nine months ended September 30, 2013, compared to $132.3 million for the same period of 2012, a decrease of $76.6 million. The decrease was primarily the result of decreased investment in our Multi-client library and capital expenditures, partially offset by decreased sales of assets. The following table sets forth our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Nine Month Period Ended September 30,
	2013	2012
	(unaudited)
Multi-client investment (period)
Cash	$61.6	$129.2
Capitalized depreciation (1)	3.6	9.3
Non-cash data swaps (2)	0.1	3.6
Total	$65.3	$142.1

Investment (cumulative)
Cash	$634.7	$537.2
Capitalized depreciation (1)	58.9	53.3
Non-cash data swaps (2)	27.2	27.0
Total	720.8	617.5

Cumulative amortization	441.6	328.7
Multi-client net book value	$279.2	$288.8

(1) Represents capitalized cost of the equipment, owned or leased, and utilized in connection with Multi-client Services.
(2) Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities. Net cash used by financing activities was $5.6 million for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $41.1 million for the same period of 2012, a difference of $46.7 million. The primary difference is due to the issuance of the $50.0 million Senior Notes in 2012.

Capital Resources.  On September 30, 2013, the Company entered into the Financing Agreement with TPG and TCP. The Financing Agreement provides for $82.8 million of Term Loan A and $22.2 million of Term Loan B. The Term Loan A was funded at closing, and the proceeds of the Term Loan A were used to pay in full indebtedness outstanding under the Company’s existing revolving credit facility with Bank of America, N.A. and to pay related fees and expenses.  Subject to certain terms and conditions, the Term Loan B is available to be drawn after the closing date for potential future strategic acquisitions.

On April 30, 2010, we entered into the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the lenders party to the Revolving Credit Facility. The loans under our Revolving Credit Facility bore interest at a rate equal to LIBOR plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate or (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon our leverage ratio, that declines from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. We may prepay borrowings under our Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Revolving Credit Facility also provided for a commitment fee of 0.75% per annum on the actual daily unused commitments. On July 20, 2012, the Company entered into the Third Amendment to the Company’s Revolving Credit Facility. Under the Third Amendment, borrowings up to $85.0 million were permitted under our Revolving Credit Facility until April 30, 2013, at which point the maximum permitted borrowings were reduced to $67.5 million and the final maturity date was extended to April 30, 2014. Under the Third Amendment, the Company, as Borrower, had the ability until the Extended Maturity Date, April 30, 2014, to request an increase in lending commitments by an additional $10.0 million subject to the requirements of the Credit Agreement. On April 24, 2013, the Company entered into the Fourth Amendment to the Company’s Revolving Credit. The Company requested and certain of the Lenders have agreed to assume a portion of certain expiring commitments and extend such Lenders’ respective Commitments and/or the expiration thereof on the terms and conditions set forth in the Amendment. Under the Fourth Amendment, the maximum amount of permitted borrowings under the Revolving Credit Facility was reduced to $80.0 million until September 30, 2013, at which point the maximum amount of permitted borrowings was further reduced to $67.5 million through April 30, 2014. As of September 30, 2013, all outstanding amounts under the Revolving Credit Facility have been paid off.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2013 were $68.2 million, consisting of cash investments in property and equipment of $6.6 million and investments in our Multi-client library of $61.6 million.

Contractual Obligations

The following table summarizes the payments due in specific periods related to our contractual obligations as of September 30, 2013 (in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations (1)	$343,452	$10,252	$400	$332,800	$-
Capital lease obligations	6,839	3,990	2,823	26	-
Operating lease obligations	4,427	2,168	1,999	260	-
	$354,718	$16,410	$5,222	$333,086	$-

(1) Includes unamortized discount.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Backlog

The Company’s backlog at September 30, 2013 was approximately $190 million ($181 million in Proprietary Services; $9 million in Multi-client Services) compared to $132 million at September 30, 2012. Backlog at June 30, 2013 was approximately $201 million ($174 million in Proprietary Services; $27 million in Multi-client Services).

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

We conduct business in various foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the nine months ended September 30, 2013, approximately 5% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.3 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated receivables have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013.  Based on that evaluation, the Company’s principal executive and principal financial officer have concluded that these controls and procedures were effective as of September 30, 2013.

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

10.1
Financing Agreement dated as of September 30, 2013 by and among Global Geophysical Services, Inc., certain subsidiaries of Global Geophysical Services, Inc. party thereto, as guarantors, the lenders party thereto, TPG Specialty Lending, Inc., as administrative agent, collateral agent and co-lead arranger, and Tennenbaum Capital Partners, LLC, as co-lead arranger (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 2, 2013).

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: November 12, 2013	/s/ Richard C. White
Richard C. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ P. Mathew Verghese
P. Mathew Verghese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)