Form 10-K
period 2013-12-31
Global Geophysical Services Inc
filed 2014-04-29
CIK 1311486

c
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34709

GLOBAL GEOPHYSICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0574281 (I.R.S. Employer Identification No.)
13927 South Gessner Road Missouri City, Texas (Address of principal executive offices)	77489 (Zip Code)

(Telephone Number) (713) 972-9200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value Depositary Shares, Each Representing a 1/1000th Interest in a Share Of 11.5% Series A Cumulative Preferred Stock (Title of Each Class)	The New York Stock Exchange The New York Stock Exchange (Name of Each Exchange on Which Registered)

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the stock held by non-affiliates of the registrant, as of June 28, 2013, computed by reference to the closing sale price of the registrant’s common stock on the NYSE on such date, was $111.9 million.

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

39,699,417 shares of common stock were outstanding as of April 23, 2014.

GLOBAL GEOPHYSICAL SERVICES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2013 includes (1) a restated balance sheet as of December 31, 2012, (2) restated consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows for the years ended December 31, 2012 and 2011, (3) restated quarterly financial information for the quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2013 and 2012, and December 31, 2012, and (4) restated selected financial data for the years ended December 31, 2011, 2010 and 2009. See Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of this Annual Report on Form 10-K, including Notes 21 and 22 within the notes to the Consolidated Financial Statements, for more information concerning these restatements.

We do not plan to amend previously filed reports in connection with the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2013 Form 10-K. Unless otherwise stated, all financial and accounting information contained in this Annual Report on Form 10-K is presented on a restated basis.

FORWARD-LOOKING STATEMENTS

References in this Form 10-K to “GGS,” “Global Geophysical,” “Global,” the “Company,” ‘‘our company,’’ “we,” “us” or “our” refer to Global Geophysical Services, Inc. and its subsidiaries included in the Consolidated Financial Statements, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on December 31, and references herein to “fiscal 2013,” “this year” and “fiscal year 2013” refer to our fiscal year ended December 31, 2013.

We have made in this Annual Report on Form 10-K, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition.  Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are often accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “continue,” “potential,” “scheduled,” “seek,” “goal,” “may” and similar expressions.  These statements include, without limitation, statements about our Bankruptcy Case (as defined below under Part I, “Voluntary Reorganization under Chapter 11”), our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

•
the magnitude of the potential adverse impacts of the filing of the Bankruptcy Case on our business, results of operations and financial condition, including the risk that the automatic stay in the Bankruptcy Case will not be respected in jurisdictions where the Debtors operate outside the United States and that creditors in one or more of such jurisdictions will attempt to seize assets located in such jurisdictions;

•
our ability to obtain approval of the Bankruptcy Court with respect to motions in the Bankruptcy Case prosecuted from time to time and to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Bankruptcy Case and to consummate all of the transactions contemplated by one or more such plans or upon which consummation of such plans may be conditioned;

•	the timing of confirmation and consummation of one or more plans of reorganization in accordance with its terms;

•	the anticipated future performance of a reorganized company;

•	general economic conditions;

•	a decline in capital expenditures by oil and gas exploration and production companies;

•	our ability to convert backlog into revenues and realize higher margins and improved cash flows;

•	market developments affecting, and other changes in, the demand for seismic data and related services;

•	the timing and extent of changes in the price of oil and natural gas and expectations on about future prices;

•	our future capital requirements and availability of financing on satisfactory terms;

•	availability or increases in the price of seismic equipment;

•	availability of crew personnel and technical personnel;

•	our competition;

•	technological obsolescence of our seismic data acquisition equipment;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations, and general economic conditions;

•	the effects of weather or other events that delay our operations;

•	cost and other effects of uncertainties inherent in legal proceedings, settlements, investigations, and claims, including liabilities that may not be covered by indemnity or insurance;

•	governmental regulation;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business, including civil unrest, wars, regime changes, and strikes;

•	the financial condition of our service providers; and

•	other risks described herein and from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We have also discussed the risks to our business under the caption “Risk Factors” disclosed under Item 1A.  Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

PART I

Voluntary Reorganization under Chapter 11

On March 25, 2014, the Company and certain of its subsidiaries, including Autoseis, Inc.; Global Geophysical EAME, Inc.; GGS International Holdings, Inc.; Accrete Monitoring, Inc.; and Autoseis Development Company (the Company and such subsidiaries, collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Voluntary Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”). The filing by the Debtors is jointly administered under Case No. 14-20130 (the “Bankruptcy Case”). The Debtors are operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Bankruptcy Court filings and other documents related to the Bankruptcy Case are available on a separate website administered by the Debtor’s claims agent, Prime Clerk.

For additional information regarding the events leading to the Debtors seeking protection under Chapter 11 and regarding the Bankruptcy Case, see Item 1. Business -- “Events Leading to Seeking Protection under Chapter 11” below. The disclosures in this Annual Report on Form 10-K should be read in the context of the Bankruptcy Case.  For a discussion of risk factors relating to the Bankruptcy Case, see Item 1A.  Risk Factors -- “Risks Relating to Our Bankruptcy Proceedings.”

Item 1.  Business

(a)	General Development of Business

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir GradeSM (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services, as well as seismic data recording equipment known as the AUTOSEIS® High Definition Recorder (“HDR”) system. Together with our AUTOSEIS® HDR system, the services we offer deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market, directly and indirectly, a seismic data library and the AUTOSEIS® HDR system to customers in markets across the breadth of our operating footprint. Seismic data library sales occur as a result of licenses being issued to clients on a non-exclusive basis.

We provide land seismic data acquisition on a worldwide basis, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts worldwide. Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and large independent oil and gas companies. We believe our experience positions us well to serve our customers as they expand their involvement in shale and tight reservoir plays outside the U.S.

As of December 31, 2013, we owned approximately 130,000 recording channels which are primarily comprised of our AUTOSEIS® HDR system. Our AUTOSEIS® HDR recording channels and systems are interoperable which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

Our company is a Delaware corporation incorporated on June 18, 2003.

Events Leading to Seeking Protection under Chapter 11

Prior to 2013, we placed a substantial emphasis on our Multi-client Services and building up our Multi-client library with external sources of financing.  In fiscal years 2010, 2011 and 2012, our net cash used in investing activities exceeded our net cash provided by operating activities by $96.9 million, $64.8 million and $45.1 million, respectively.  In those periods, we invested $201.2 million in 2010, $199.4 million in 2011 and $179.6 million in 2012, respectively, in our Multi-client library.  We financed these investing activities, including our investments in our Multi-client library, primarily from issuances of long-term debt, borrowings under our revolving credit facility and, for 2010, also issuances of our common stock.  Our net investment in Multi-client library increased from $145.9 million at year end 2010 to $232.5 million at year end 2011 and to $309.2 million at year end 2012.

We reported net losses of $42.2 million in 2010 and $15.6 million in 2012.  We reported net income of $4.9 million in 2011.  At year end 2012, we had liquidity (available cash and undrawn borrowing capacity under our revolving credit facility) of $29.3 million and backlog of $101.3 million, as compared with backlog of $200.7 million at the end of 2011.

In the latter part of 2012, following a change in executive leadership at the Company, the Company made a strategic decision to increase its emphasis on Proprietary Services in what it viewed to be a more lucrative international market and decrease its emphasis on Multi-client Services in the increasingly competitive U.S. market.  While this transition continued during 2013, we increased our  backlog to $180.0 million at March 31, 2013 ($136.0 million Proprietary Services), $200.3 million at June 30, 2013 ($173.3 million Proprietary Services) and $184.3 million at September 30, 2013 ($174.7 million Proprietary Services.)

This change in emphasis to international Proprietary Services impacted our liquidity during 2013 and continues to impact our liquidity.  Historically, our primary internal sources of liquidity have been cash generated by the Proprietary Services and Multi-Client Services provided to our clients, and, from time to time, we receive proceeds from sales of non-core assets. Our primary external sources of liquidity have been borrowings under our credit facilities, debt and equity offerings and equipment financings such as operating and capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews' energy sources, and investments in our Multi-client library.  With the increased emphasis on international Proprietary Services as described above also came increased expenses and working capital needs for mobilizing personnel and equipment to various foreign locations and increased costs of complying with local regulatory requirements, which expenses and working capital needs are difficult to forecast and require expenditures in advance, in some cases months in advance, of when project revenues are received.

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our previous revolving credit facility, as the need arises.  However, limitations in our debt agreements became increasingly restrictive during 2013, including a scheduled reduction in available capacity under our prior revolving credit facility from $80.0 million to $67.5 million at September 30, 2013.  We were able to refinance the entire outstanding principal amount of our prior revolving credit facility with a new Financing Agreement that we entered into as of September 30, 2013 (the “September 2013 Financing Agreement”), but this agreement (i) provided for a term facility with scheduled amortization, (ii) provided no available borrowing capacity in addition to the initial $82.8 million of initial advances (other than an additional amount contingent on certain possible acquisitions that did not materialize), and (iii) imposed further limitations and restrictions, including more restrictions on our ability to incur or guarantee additional indebtedness or to grant additional liens on our assets.  When considered in combination with our low share price, these events began to severely limit our access to additional debt and equity capital, resulting in our being almost exclusively dependent on our internal sources of liquidity. For this reason, during 2013 we increased our focus on enhancing operating cash flows, remaining fully pre-funded on investments in our Multi-client library, increasing the weighting of Proprietary Services revenues as a percentage of total revenues and pursuing selective asset sales as means of providing liquidity. During 2013, we also explored several asset sale or other transactions that would have, if consummated, improved our balance sheet and liquidity.  However, we were not able to consummate these transactions.  While we focused on improving our liquidity during 2013, we previously reported that events beyond our control could affect our results of operations, financial condition and liquidity.  While our liquidity fluctuated during the year, at June 30, 2013 we reported our liquidity was $10.8 million, with only $0.1 million of borrowing capacity under our prior revolving credit facility.  At year end, our liquidity was $18.9 million, with no available borrowing capacity under our September 2013 Financing Agreement.

While we increased our backlog to $145.7 million by the end of February 2014 ($138.9 million for Proprietary Services), we experienced a number of adverse developments that, taken together, materially and adversely impacted our liquidity in the first part of 2014.  These developments included higher than anticipated working capital requirements associated with project start-up costs for new international projects; reduced revenues attributable to reductions in programs in Colombia; higher than anticipated project costs and increases in estimated taxes; slower than anticipated production in Kenya; and project cancellations in Libya due to security concerns.  Contracts for providing our international proprietary services generally require us to incur working capital for start-up expenditures well in advance of when we receive revenues and cash flows under such contracts, which negatively impacts our liquidity during the early phases of such contracts. We also recorded in the fourth quarter of 2013 an impairment of our Multi-client library in the amount of $75.2 million, reflecting a decrease in the expected cash flow generation potential of certain portions of such library.

While focused on improving liquidity through the actions described above, in March 2014 we retained and began working with financial advisors to evaluate our financial condition and to assist us in reviewing financial and strategic alternatives for addressing our liquidity needs, including obtaining additional capital and/or a financial restructuring. In this connection, we and our financial advisors began discussions with certain of our creditors, including discussions leading to entering into a Forbearance Agreement with our senior secured lenders under which such lenders agreed to forbear from exercising any rights and remedies in connection with certain then existing or possible future defaults and events of default.  During March 2014, however, our liquidity continued to deteriorate.

By letter dated March 24, 2014, our senior secured lenders accelerated the payment of our obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million.  Under the indentures governing our 10 1/2% Senior Notes due 2017 (the “Senior Notes”) and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the respective obligations.

The combination of these events led us to seek protection from our creditors under the Bankruptcy Code by filing the Voluntary Petitions on March 25, 2014.

We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern. For additional information relating to our debtor-in-possession financing and related matters, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Capital Resources -- Debtor-in-Possession Financing.”

Delisting from the New York Stock Exchange

On March 26, 2014, we received notice that the New York Stock Exchange, Inc. (the “NYSE”) had determined that the listing of our common stock should be suspended immediately as a result of the filing of the Voluntary Petitions by the Debtors.  The NYSE announced that it had determined to commence proceedings to delist the common stock and our depositary shares (the “Depositary Shares”), each representing a 1/1000th interest in a share of our 11.5% Series A Cumulative Preferred Stock, based on NYSE Regulation Inc.’s determination that our securities are no longer suitable for listing

The last day that the common stock traded on the NYSE was March 25, 2014. The Company does not intend to take further action to appeal the NYSE’s decision. It is therefore expected that the common stock and Depositary Shares will be delisted after the completion of the NYSE’s application for delisting filed with the Securities and Exchange Commission.

On March 27, 2014, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEGSQ.”

Going Concern

The consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern, however, is contingent upon, among other factors, our ability to comply with the provisions in our debtor-in-possession financing, the Bankruptcy Court’s approval of a plan of reorganization in our Bankruptcy Case and our ability to implement such a plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in our debtor-in-possession financing), for amounts other than those reflected in the accompanying consolidated financial statements, and any plan of reorganization that emerges in our Bankruptcy Case could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements. Accordingly, uncertainties in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this Form 10-K do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.

Fresh Start Accounting

As required by Accounting Standards Codification (“ASC”) 852 “Reorganizations”, we intend to adopt fresh start accounting upon emergence from Chapter 11.

Our Strengths

We believe that the strengths described below provide us with significant competitive advantages.

Our high resolution RG3D seismic solutions

As a result of our extensive experience designing and implementing seismic data acquisition programs in a variety of environments, combined with our use of our AUTOSEIS® HDR system, we maintain substantial flexibility to provide our clients with high resolution seismic data in a wide array of environments. We have an interoperable technology platform comprised of our proprietary AUTOSEIS® HDR systems along with cabled systems. We use our experience together with our AUTOSEIS® HDR system to design and perform high channel count seismic data acquisition projects which increase the resolution, or “trace density”, and other advanced attributes of the data. We believe that, as our customers move to higher and higher channel counts for land 3D projects, our low cost, high resolution RG3D and HDR seismic solutions can help our clients more effectively and efficiently identify and develop oil and gas reserves.

International footprint with extensive experience operating in challenging environments

Our operations management team has experience operating in the majority of the significant oil and gas basins worldwide. We operate globally in many challenging environments including marshes, forests, jungles, arctic climates, mountains and deserts. Our experience includes projects in Kenya, Mexico, Colombia, Paraguay, Argentina, Chile, Peru, Georgia, Uganda, Algeria, Iraq, Oman, India, Poland and Brazil.

Operational efficiency and flexibility

We manage our crews and projects with a focus on efficiency so that our projects may be completed in less time and at a lower cost, thereby improving our margins. The equipment we employ is an important factor in our success, as our common platform allows us to more efficiently allocate components and people to meet specific project objectives while also maximizing utilization. Our operational flexibility also allows us to quickly reallocate our equipment and crews across our global operations in response to our business or client needs. This can be particularly important to our clients who face lease expiration deadlines. In addition, our integrated product offering provides us with flexibility to be responsive to the specific needs of our clients.

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

Strong operations management team with extensive industry experience and relationships

Our operations management team has extensive industry experience in a variety of roles and senior positions at other seismic companies as well as energy and petroleum companies. We believe that the knowledge base, experience and relationships that our management team has built over the years extends our operating capabilities, improves the quality of our services, facilitates access to clients and underlies our strong reputation in the industry.

Multi-client library

As of December 31, 2013, we have grown our Multi-client library to approximately 9,800 square miles. Our library includes data available to license in the Bakken, Eagle Ford, Niobrara, Haynesville and Marcellus shale plays, along with several frontier basins in Brazil. Although the current focus of data licensing in most of  these surveys are the unconventional resources previously noted, we believe, as oil and gas leases continue to change ownership, the data will be of value as other prospective zones are identified within the same sedimentary column.

Our Strategies

We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of our strategy:

Continue to advance our high resolution RG3D seismic solutions

We intend to continue providing our clients with high resolution seismic acquisition, processing, and interpretation services in order to help our clients make more informed decisions regarding their exploration and development programs. We are committed to providing our clients the most advanced seismic technologies in the market. We have made investments in the design and development of advanced seismic technology such as our proprietary AUTOSEIS® HDR land nodal recording system. Our land nodal recording systems are intended to operate autonomously and record continuously. To complement our investment in equipment technology, we expect to continue to develop and expand our processing and interpretation capabilities.

Enhance and expand client relationships

We intend to continue enhancing our relationships with our existing clients by seeking to perform services for them in new geographic regions, providing the latest seismic technologies and an integrated suite of seismic services solutions. Additionally, we intend to build relationships with new clients by continuing to provide high quality service, focused on operational efficiency, flexibility, and an integrated suite of seismic service solutions in select markets worldwide.

Expand our Multi-client seismic data library

We intend to continue investing in seismic data surveys for our Multi-client seismic data library. Our focus is on oil and gas basins that our clients believe have the highest potential for development. However, in order to better manage the risks associated with the highly speculative nature of Multi-client projects, consistent with changes we began to implement during 2013 we generally intend to require 100% of the projected survey costs in pre-commitments from customers prior to commencing the acquisition of Multi-client projects.

Attract and retain talented, experienced employees

Our management and employees have an established track record of successfully executing seismic data projects. Since our inception, we have focused on hiring industry experts with a broad experience base and extensive client relationships. We believe this valuable mix of skills and relationships will continue to improve our service offerings and facilitate our growth.

Industry Overview

Seismic data are acquired by introducing acoustic energy into the earth through controlled seismic energy sources. Seismic energy sources can consist of truck mounted vibration equipment in accessible terrain, explosives such as dynamite in more difficult terrain, or boat mounted air guns in shallow water and certain marsh environments. In environments requiring the use of explosives, shot holes are drilled to the necessary depth and an explosive charge is placed securely in the hole. Vibroseis is a method used to propagate energy signals into the earth over an extended period of time as opposed to the near instantaneous energy provided by impulsive sources such as dynamite. The sound waves created by vibration equipment or dynamite are reflected back to the surface and collected by seismic sensors referred to as “geophones”, which measure ground displacement. One or more strategically positioned seismic sensors are connected to a recording channel. Generally speaking, the higher the number of recording channels employed in a given survey, the richer the data set that is produced. A typical project, which in our industry is referred to as a “shoot” or a “seismic shoot”, involves the use of thousands, and sometimes tens of thousands, of channels recording simultaneously over the survey area. Seismic data is used to pinpoint and determine the locations of subsurface features favorable for the accumulation of hydrocarbons, as well as define the make-up of the sedimentary rock layers and their corresponding fluids.

A seismic survey is acquired with a surface geometry—a grid of seismic energy sources and receivers extending over very large areas. The size of this grid varies with and depends on the size, depth and geophysical characteristics of the target to be imaged. The lines must be accurately positioned, so the location of each source and receiver point is obtained using either GPS, inertial, or conventional optical survey methods depending upon the vegetation and environment in the prospect area. Seismic receivers are deployed on the surface of the area being surveyed at regular intervals and patterns to measure, digitize and transmit reflected seismic energy to a set of specialized recording instruments. The transportation of cables, geophones and field recording equipment can be by truck, boat or helicopter depending upon the terrain and environment within the area to be imaged.

Two-dimensional (“2D”) seismic data is recorded using single lines of receivers crossing the earth’s surface, and, once processed, allows geophysicists to see only a profile of the earth. Commercial development of three-dimensional (“3D”) imaging technology began in the early 1980s and was a significant milestone for the industry. 2D seismic data surveys are generally used only to identify gross structural features; 3D seismic data surveys, which provide information continuously through the subsurface volume within the bounds of a survey, have proven effective in providing detailed views of subsurface structures. The increased use of 3D seismic data by the oil and gas industry in the 1980s helped drive significant increases in drilling success rates as better data quality allowed operators to optimize well locations and results. Prior to 1980 all seismic data acquired was 2D; today the vast majority of seismic data acquired is 3D, of which high density 3D is a growing component.

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

Microseismic monitoring consists of data acquisition, processing, analysis and interpretation services associated with the seismic energy emitted during the hydraulic fracturing stimulation of oil and natural gas wells or by recording the mircoseismic events in the earth’s subsurface resulting from naturally occurring earth tides.  Monitoring and mapping microseismic events better enables our customers to evaluate the effectiveness of their planned hydraulic fracture treatments and associated fracture generation. Continued and coordinated monitoring and mapping efforts can provide an understanding of the interdependency of stimulation effects between wells and aid field development, reservoir management and production optimization.

Seismic data processing operations use complex mathematical algorithms to transform seismic data acquired in the field into 2D profiles, 3D volumes of the earth’s subsurface or 4D time-lapse seismic data. These images are then interpreted by geophysicists and geologists for use by oil and gas companies in evaluating prospective areas, designing drilling programs, selecting drilling sites and managing producing reservoirs.

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

On a typical land seismic survey, the seismic recording crew is supported by a permitting and surveying crew along with a vibroseis and/or drilling crew. The permitting crew secures permission from the landowner and mineral owner or lease to gain access to the surface and subsurface rights to conduct the seismic program.  The surveying crew lays out the receiver locations to be recorded and, in a survey using an explosive source, identifies the sites where the drilling crew creates the holes for the explosive charges that produce an acoustical impulse. In other surveys, a mechanical vibrating unit, such as a vibrator truck, is used as the seismic energy source. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. A fully staffed seismic land crew typically consists of at least one party manager, one instrument operator, head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey.

Microseismic monitoring consists of data acquisition, processing, analysis and interpretation services associated with the seismic energy emitted during the hydraulic fracturing stimulation of oil and natural gas wells or by recording the mircoseismic events in the earth’s subsurface resulting from naturally occurring earth tides.  Monitoring and mapping microseismic events better enables our customers to evaluate the effectiveness of their planned hydraulic fracture treatments and associated fracture generation. Continued and coordinated monitoring and mapping efforts can provide an understanding of the interdependency of stimulation effects between wells and aid field development, reservoir management and production optimization.

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

We believe the industry trends described below should benefit our business and provide the basis for our long-term growth.

Demand for new energy resources combined with increasing difficulty of locating and producing new oil and gas reserves

According to the International Energy Agency, worldwide oil demand is expected to grow by approximately 14% by 2035. To meet growing world demand and to offset steep decline rates from existing proved oil and gas resources, significant quantities of new oil and gas reserves must be discovered. Accordingly, exploration and production companies are increasingly required to access reservoirs that are typically smaller, deeper or have other complex characteristics. In addition, existing fields which have previously been surveyed with older seismic technologies are being re-surveyed with newer, high resolution seismic technology in an effort to increase production, identify previously bypassed reserves, and locate new prospective drilling locations.

Increased industry focus on unconventional plays, including shales and tight reservoirs in North America and internationally

Technical advances in horizontal drilling and new well completion techniques have greatly enhanced the ability of oil and gas companies to produce oil, natural gas liquids and natural gas from unconventional resource plays such as the shales and other tight reservoir plays across the U.S. As a result, domestic shale resources have become a significant contributor to recent increases in oil and natural gas production and reserves. In particular, seismic data is useful in designing drilling programs to avoid unfavorable geologic formations or zones that may increase drilling costs. Using the experience derived from the development of domestic shales, exploration and production companies have also begun to focus on shale and tight reservoir resources on a global scale. Because many of these resources are located in areas that have not experienced significant historical oil and gas production, large amounts of new seismic data will be required as companies delineate the extent of shales and evaluate drilling inventories and leasing opportunities. High resolution 3D seismic data, such as that obtained through our RG3D seismic solutions, is also commonly used to formulate and implement completion techniques in shale reservoirs.  The skill-set, experience, knowledge, and technology advances for shale and tight reservoir development in the U.S. are easily transferrable to similar plays around the globe.

Significant advances in seismic data technologies

We believe that recent advances in seismic data equipment, technologies and processing capabilities, such as those that enable our high resolution RG3D seismic solutions, have improved not only the efficiency of seismic data acquisition but also the usefulness of the data provided. We believe that advances in nodal seismic recording technologies, such as our AUTOSEIS® HDR system, are expanding the feasibility of certain seismic data acquisition programs that were previously not commercially viable. We believe that demand for our services will increase as clients become familiar with the benefits of more advanced seismic technologies, including higher density 3D and multi-component seismic data which uses multiple geophones or accelerometers to record all components of reflected acoustic energy. While seismic data historically has been used primarily as an exploration tool, higher resolution seismic images are now used in applications such as designing drilling programs, formulating well completion techniques and for 4D reservoir monitoring.

Many large NOCs and IOCs continue to project higher levels of exploration and production capital expenditures

Large and well capitalized oil and gas companies continue to project higher levels of capital spending driven by increasing demand for energy worldwide. The expected demand increases are driving an outlook for relative stability in oil and gas exploration and production activity for the next several years which should positively impact the demand for seismic related services.

(b)	Financial Information about Segments

We have two business segments: Proprietary Services and Multi-client Services. The contribution of each business segment to net sales and operating income (loss), as well as the identifiable assets attributable to each business segment are set forth in Note 12 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

(c)	Narrative Description of Business

Description of Business Segments

Proprietary Services

We provide our clients seismic data acquisition, microseismic monitoring, data processing, and interpretation services on a proprietary basis where our clients ultimately own the output of our efforts. For our seismic data acquisition services, our clients typically request a bid for a seismic survey based on their survey design specifications. In some cases, we are shown a prospect area and asked to propose and bid on a survey of our own design. In other cases, we may be able to propose modifications in the process or scope of a proposed project in ways intended to create value for our customers, in which case we are able to propose and bid on an alternative survey design. Once the scope of the work is defined, either we or the client will undertake to obtain the required land access consents and permits. Once the required consents and permits are obtained, we survey the prospect area to determine where the energy sources and receivers would be best located. Our crews then place the geophones and energy sources into position, activate the energy sources, collect the data generated and deliver the data sets to the client. In some cases, data interpretation and processing is included in the bid package, and in others it is bid separately. Where possible, we seek to combine our seismic data acquisition with processing and interpretation services. Throughout the entire process, we coordinate with our client in an effort to add value at each stage of seismic data acquisition, processing and interpretation. We believe that this integrated offering of seismic data services allows us to sell multiple or bundled services that offer our clients greater value and helps us to capture the highest available margins. During fiscal years 2013, 2012 and 2011, revenues from our Proprietary Services accounted for 52%, 54% and 54% of total revenues, respectively. Based on our announced strategy to increase our emphasis on our Proprietary Services segment, we expect the percentage of revenues derived from Proprietary Services to be higher going forward than in recent years.

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

In addition to acquiring seismic data sets through our Multi-client seismic acquisition programs, in certain cases we will grant a non-exclusive license to a specific seismic data set to a client in exchange for ownership of complementary proprietary seismic data owned by that client.

We believe that offering seismic data acquisition projects in a Multi-client structure and licensing the data from our library is not only an effective business strategy in times of high capital spending, but also during times of industry-wide reductions in capital expenditures. The efficiencies we create by acquiring Multi-client seismic surveys allow oil and gas companies to acquire seismic data quickly, at a lower cost and with less risk. Through our Multi-client library, we can also offer clients the opportunity to acquire data over a larger area than would otherwise be readily available to them. By acquiring data that relates to areas beyond the scope of their current holdings, our clients are better able to understand the attributes of the subsurface formations contained in their current holdings. This additional data may also assist our clients in assessing whether to acquire adjacent, but not yet leased properties. Additionally, by purchasing a final product, our clients avoid the risk of incurring cost over-runs or liability as a result of the occupational health and safety hazards inherent in the process of seismic data acquisition.

Prior to 2013, we achieved pre-funding commitment (“pre-commitments”) levels on average approximately of 70% or more of our cash investment in the portfolio. In 2013, the pre-commitment levels were approximately 90%. For programs commencing in 2013, our targeted pre-commitment levels were 100% or greater to reduce further our risk exposure in new Multi-client Services projects. The cash inflows from these pre-commitments generally correspond to the timing of our cash expenses on a project and are generally payable as project milestones are reached.  We expect to continue to target 100% or greater pre-commitment levels for the foreseeable future.

Sources and Availability of Equipment

We have developed and source our own AUTOSEIS® HDR land nodal seismic recording instrumentation through our subsidiary, Autoseis, Inc. The AUTOSEIS® HDR system, which we use in both our Proprietary Services and Multi-client Services segments, has become our primary recording platform for seismic data acquisition, and we expect this to continue going forward. The AUTOSEIS® HDR is also the primary recording platform for our microseismic services business.

The AUTOSEIS® HDR system is interoperable with cabled recording systems. Its deployment, combined with a unique and targeted survey design, has enabled the recording of higher fidelity data. We leverage the continuous recording capability of the AUTOSEIS® HDR to provide ambient monitoring capabilities, complementing active source seismic programs.

In addition, we obtain our seismic vibrator equipment from INOVA Geophysical, a joint venture between Bureau of Geophysical Prospecting Limited (“BGP”), a competitor and wholly owned subsidiary of China National Petroleum Company, and ION Geophysical Corporation (“ION”).

Patents and Trademarks

We own or have licenses under patents and registered trademarks that are used in connection with our activity in all business segments. Some of the patents or licenses cover significant processes used to provide our services. The trademarks we use relate to the overall marketing and branding of our business. The majority of our trademarks are registered.

Seasonal Variation in Business

In North America, we generally have our highest utilization rates in the cooler months when the weather is more favorable for seismic data acquisition. Our operations can also be impacted by the Atlantic hurricane season from the months of June through November.

In addition, operations in our Europe, Africa, and Middle East (“EAME”) region are impacted by the monsoon season, which moves across certain areas of the region between September and early March. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Customer Base

In fiscal year 2013, one NOC represented 11% of our total sales. No other customers represented more than 10% of our sales. In 2013, we had 46 customers that each represented more than $1 million in revenues. Three customers each represented more than 10% of our Proprietary Services segment revenues at 15%, 12% and 11%, respectively. Two customers represented more than 10% of Multi-client Services segment revenues at 23% and 13%, respectively. By the nature of our business, it is common for our top customers to change from year to year.

Backlog

Our backlog represents contracts for services that have been entered into but which have not yet been completed. At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $113.8 million. Of this amount, approximately $75.7 million is international and $38.1 million is North America. Of the $113.8 million in backlog, approximately $101.9 million is for Proprietary Services and $11.9 million is for Multi-client Services. At December 31, 2012, we had a backlog of work to be completed of $101.3 million. Of this amount, approximately $35.3 million was for Proprietary Services and $66.0 million was for Multi-client Services.

Backlog at any point in time is affected by the timing of award of new contracts. Due to the timing of our contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the fiscal year 2014. Most projects we perform can be completed in a short period of time, typically several months. Larger projects may take a year or more to be completed. Generally, mobilization starts shortly after the signing of a customer contract. Additionally, contracts for services are occasionally modified by mutual consent of the parties and in some instances may be cancelled under certain circumstances by the customer on short notice without penalty. As a result, along with projects extending beyond fiscal year 2014, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period. See “Item 1A. Risk Factors—Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.”

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

Seismic data acquisition is generally paid for on a turnkey or term rate (also referred to as “day-rate”) basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid generally on a per mile for 2D or per square mile of 3D data acquired. Term rate contracts provide for payments based on agreed rates per units of time, which are typically expressed in number of days. Our contracts, including our turnkey contracts, generally contain provisions that require our clients to pay a standby rate for periods during which a project is delayed for weather or circumstances outside our control. However, these provisions may not cover all instances of delay, or may be limited in duration.

Our contracts generally permit our clients to terminate a contract and, in some instances, require the payment of a fee upon termination. Our contracts generally provide for a lesser fee if a client elects to terminate before we have mobilized.

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

As of December 31, 2013, we considered our principal competitors to be BGP, a subsidiary of Chinese National Petroleum Corporation, Compagnie Générale de Géophysique (“CGG”), Dawson Geophysical Company, Geokinetics, Inc., Seitel, Inc., TGC Industries, Inc., and WesternGeco (a business segment of Schlumberger).

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

Employees

Our management team and employees have an established track record of successfully executing seismic data projects. Since our inception, we have focused on hiring industry experts with a broad experience base and extensive client relationships. We believe this valuable mix of skills and relationships will continue to improve our service offerings and facilitate our continued growth. As of December 31, 2013, we had approximately 1,500 employees serving in various capacities worldwide.

(d)	Financial Information about Domestic and Foreign Operations

Revenues within the United States accounted for approximately 64% of our total revenues in 2013. Operations outside the  United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, taxes, economic growth and political and economic uncertainties and disruptions. Revenues and assets within the United States and internationally were as follows for the fiscal years ended and as of December 31, 2013, 2012 and 2011 (in millions):

	Revenues			Assets
	2013	2012 (Restated)	2011 (Restated)	2013	2012 (Restated)	2011 (Restated)
United States	$186.0	$176.1	$205.3	$361.9	$511.9	$427.8
International	102.7	163.3	179.5	31.0	35.8	78.8
Total	$288.7	$339.4	$384.8	$392.9	$547.7	$506.6

(e)           Available Information

We file with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all required amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically.

All of our reports and materials filed with the SEC are available free of charge through our website, www.globalgeophysical.com, as soon as reasonably practical, after we have electronically filed such material with the SEC. Information about our Board members, the Board’s Standing Committee Charters, and Code of Business Conduct and Ethics is also available, free of charge, through our website. We reserve the right to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulations S-K (17 CFR 228.406(b)), by posting such amendment or waiver on our website within four business days following the date of the amendment or waiver. The contents of our website are not, however, a part of this Form 10-K.

Item 1A.  Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed immediately preceding Item 1A. of this Form 10-K. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The risk factors should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes incorporated by reference in this Form 10-K. Because of the following risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Bankruptcy Proceedings

There are risks and uncertainties associated with the Bankruptcy Case.

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Bankruptcy Case, our business and operations will be subjected to various risks, including but not limited to:

•	our ability to maintain commercial relationships on competitive terms with customers and maintain contracts that are critical to our operations;

•	our ability to maintain credit to retain and attract necessary suppliers and service providers that are critical to our operations;

•	our ability to retain and motivate key employees through the process of the proceedings, and to attract qualified new employees; and

•	the ability of our management team to focus exclusively on business operations due to the significant amount of time and effort be required in dealing with restructuring related activities.

Our ability to execute our business strategy will be subjected to certain risks and uncertainties associated with bankruptcy, including but not limited to:

•	our ability to continue as a going concern;

•	our ability to develop, confirm and consummate a plan of reorganization under the Bankruptcy Code;

•	our ability to complete definitive restructuring documents and obtain approval of the Bankruptcy Court with respect to the motions filed in Bankruptcy Case from time to time;

•	our ability to operate within the restrictions and liquidity limitations of our debtor-in-possession financing; and

•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time.

These risks and uncertainties could affect our business and operations in various ways and can ultimately affect our ability to emerge from bankruptcy. For example, negative events or publicity associated with the Bankruptcy Case could adversely affect our relationships with our suppliers, employees and customers, which in turn could adversely affect our business, results of operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, results of operations and financial condition, and there is no certainty as to our ability to continue as a going concern.

We may have a significant amount of indebtedness upon emergence and may require funding after emergence.

While no plan of reorganization under our Bankruptcy Case has yet been formulated, we may have a significant amount of indebtedness upon emergence from bankruptcy.  Such indebtedness could have important consequences because:

•
a portion of the cash flow from operations of the reorganized Debtors will be dedicated to debt service and will be unavailable to support operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	the reorganized Debtors’ ability to obtain additional financing in the future may be limited;

•	the reorganized Debtors’ flexibility in planning for, or reacting to, changes in its business may be limited; and

•	the reorganized Debtors may be more vulnerable in the event of a downturn in their business or the economy in general.

There can be no assurance that the reorganized Debtors will be able to generate sufficient cash flow from operations or that sufficient future borrowings will be available to pay off the reorganized Debtors’ debt obligations. The reorganized Debtors’ ability to make payments on, and to refinance, their debt will depend on their ability to generate cash in the future. This, to a certain extent, will be subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that will be beyond the control of the reorganized Debtors. The reorganized Debtors may need to refinance all or a portion of their debt on or before maturity; however, there can be no assurance that the reorganized Debtors will be able to refinance any of their debt on commercially reasonable terms or at all.

The seismic data acquisition services industry is capital intensive, and sources of cash to finance our capital expenditures may not always be available. Seismic data acquisition equipment is continually being improved with new technology. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade, and expand our seismic data acquisition capabilities. Seismic data acquisition equipment is expensive, and our ability to operate and expand our business operations depends upon the availability of internally generated cash flow and financing alternatives. If financing is not available, our results of operations will be negatively affected.

While we believe our debtor-in-possession financing will be sufficient to fund our operations in the near term, there can be no assurance that we will be successful in obtaining sufficient additional capital to upgrade and expand our current operations through cash from operations or additional financing or other transactions, if and when required, on acceptable terms. Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with operations, we are unable to estimate the amount or terms of any financing that we may need to acquire, upgrade, and maintain seismic equipment. If we are unable to obtain such financing, if and when needed, we may be forced to curtail business objectives and to finance our business activities with only such internally generated funds as may then be available.

We have assets located around the world, and creditors in some jurisdictions outside the United States may not respect the automatic stay in the Bankruptcy Case and may attempt to seize assets located in such jurisdictions.

 The Debtors in the Bankruptcy Case, including Global Geophysical Services, Inc., have assets located in various jurisdictions around the world, including Colombia, Dubai, Paraguay and Kenya, and have trade and other creditors in such jurisdictions. While the United States takes the position that the effect of the automatic stay in a Chapter 11 proceeding extends to assets and creditors outside the United States, there is some risk that creditors in jurisdictions where the Debtors operate outside the United States will not respect the automatic stay applicable under U.S. law and will attempt to seize assets located in one or more of those jurisdictions as we have recently experienced from one of our creditors outside of the United States.  In any such situation, we might elect to take steps as needed to seek recognition of the Bankruptcy Case and/or confirm the application of the automatic stay or its equivalent (including injunctive relief) to such creditors. However, there is no assurance that any such steps will be effective and to the extent that such steps are not effective, such actions could have a material adverse effect on our business, results of operations or financial condition.

The pursuit of the Bankruptcy Case has occupied and will continue to occupy a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business, results of operations and financial condition.

A long period of operating under Chapter 11 could adversely affect our business, results of operations and financial condition. While the Bankruptcy Case continues, our management and certain of our employees will be required to spend a significant amount of time and effort focusing on the Bankruptcy Case. This diversion of attention from other matters may materially adversely affect the conduct of our business, and, as a result, our results of operations and financial condition, particularly if the Bankruptcy Case is protracted.

We may experience increased levels of employee attrition.

During the term of the Bankruptcy Case, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer and supplier expectations, thereby adversely affecting our business, results of operations and financial condition. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the term of the Bankruptcy Case is limited during the Bankruptcy Case by restrictions on implementation of retention programs and the uncertain value of our equity compensation. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business, results of operations and financial condition.

If we are not be able to obtain confirmation of a plan of reorganization or if sufficient debtor-in-possession financing is not available, we could be required to seek a sale of the Debtors or certain of their material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

We have not yet formulated or proposed a plan of reorganization to the Bankruptcy Court in our Bankruptcy Case. In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain court and creditor approval of a plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. We may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it or there may not be sufficient exit financing available to finance the emergence of the Debtors from Chapter 11 under a plan. In addition, our debtor-in-possession financing may not be sufficient to meet our liquidity requirements or may be restricted or terminated by the lenders under the debtor-in-possession financing if we breach the terms of such financing. If any of these events were to occur, we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and other security holders.

Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing debt and equity securities. We may also modify our existing debt or equity securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock or Depositary Shares may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

The volatility of the financial markets may prevent us from obtaining financing to complete the reorganization.

In order to reorganize, we may require access to the financial markets. Financial markets are heavily influenced by government policies and interventions, which may ultimately limit the terms, availability and affordability of financing necessary for us to reorganize.

Any plan of reorganization that we may formulate and implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may formulate and implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions  and conditions in the oil and gas exploration and production and service industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of our debtor-in-possession financing limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that might be in our interest.

As a result of the Bankruptcy Case, realization of assets and liquidation of liabilities are subject to uncertainty.

While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not currently give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

As a result of the Bankruptcy Case, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our results of operations and financial condition following our emergence from Chapter 11 would not be comparable to the results of operations and financial condition reflected in our historical financial statements. In connection with the Bankruptcy Case and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our business, results of operations and financial condition in any given period.

Third parties may propose competing Chapter 11 plans of reorganization.

Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the date we filed the Voluntary Petitions with approval of the Bankruptcy Court. While we intend to conclude our Bankruptcy Case during this so-called “exclusivity period” as it may be extended, there can be no assurance that we will be able to do so. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans for the Debtors. An alternative plan of reorganization could contemplate the Debtors continuing as a going concern, the Debtors being broken up, the Debtors or their assets being acquired by a third party, the Debtors being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.

Risks Relating to Our Common Stock and Depositary Shares

Trading in our securities during the term of the Bankruptcy Case is highly speculative and poses substantial risks.

Trading in securities of an issuer in bankruptcy is extremely speculative, and there is a very significant risk that investors will lose their entire investment. It is impossible to predict at this time whether our equity or other securities will be canceled or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments. Trading prices for our equity or other securities may bear little or no relationship to actual recovery, if any, by holders thereof during the term of the Bankruptcy Case.

We caution and urge existing and future investors to carefully consider the significant risks with respect to investments in our equity and other securities.

Our common stock and Depositary Shares are no longer traded on a national securities exchange. Our common stock is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.

The shares of our common stock were historically listed on the New York Stock Exchange under the symbol “GGS.” In connection with the commencement of the Bankruptcy Case, effective March 26, 2014, the NYSE suspended the trading of our shares and Depositary Shares and is taking action to remove our shares and Depositary Shares from listing and registration on the NYSE. Our common stock is now trading over-the-counter and is quoted on the OTC Market. The extent of the public market for our common stock and the continued availability of quotations depends upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Market is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investors.

Risks Relating to Our Business

Our results of operations could be materially adversely affected by economic conditions.

Prices for oil and natural gas have been volatile. During the most recent period of depressed commodity prices, many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the purchase of seismic data services. Historically, demand for our services has depended significantly on the level of exploration spending by oil and gas companies. A return of depressed commodity prices, or a decline in existing commodity prices or other economic factors, could have a material adverse affect on demand for the services we provide, and therefore affect our business, results of operations, financial condition and cash flows.

Industry spending on our services is subject to rapid and material change.

The willingness of our clients to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•	demand for oil and natural gas, especially in the United States, China and India;

•	the ability of oil and gas exploration and production companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•	the sale and expiration dates of leases and concessions in the United States and the international markets where we operate;

•	domestic and foreign tax and environmental policies;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the expected rates of decline related to current production;

•	the availability and discovery rates of new oil and gas reserves;

•	technical advances affecting energy exploration, production, transportation and consumption;

•
weather conditions, including hurricanes and monsoons that can affect oil and gas operations over a wide area as well as less severe inclement weather that can preclude or delay seismic data acquisition;

•	political and economic instability in oil and gas producing countries;

•
government and other organizational policies, including those of the Organization of the Petroleum Exporting Countries, regarding the exploration, production and development of oil and gas reserves; and

•	merger and divestiture activity among oil and gas producers.

In addition, increases in oil and natural gas prices may not have a positive effect on our results of operations or financial condition. Although demand for our services may decrease when depressed economic conditions are present, including lower oil and natural gas prices, the reverse is not necessarily true due to the factors listed in this Form 10-K as well as other factors beyond our control.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As more fully described in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we have restated our consolidated financial statements for prior periods to correct certain errors. Accordingly, based on our management’s assessment, we believe that, as of December 31, 2013, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Item 9A, “Controls and Procedures” of this 2013 Form 10-K in “Management’s Annual Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in additional restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have work remaining to remedy the material weaknesses in our internal control over financial reporting. We are in the process of developing and implementing our remediation plan for the identified material weaknesses, and this work will continue during fiscal year 2014. There can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented and the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. We will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures, to fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a remediated control environment. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see “Item 9A, Controls and Procedures” of this 2013 Form 10-K.

Our revenues are subject to fluctuations that are beyond our control, which could adversely affect our results of operations in any financial period.

Our operating results may vary in material respects from quarter to quarter and may continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for seismic data acquisition, processing or interpretation and clients’ budgetary cycles, which matters are beyond our control. Furthermore, in any given period, we could have idle crews that result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews. Additionally, due to location, service line or particular project, some of our individual crews may achieve results that are a significant percentage of our consolidated operating results. Should one or more of these crews experience significant changes in timing or delays, our financial results could be subject to significant variations from period to period. Combined with our high fixed costs, these revenue fluctuations could have a material adverse effect on our results of operations or financial condition in any financial period.

Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. This difficulty is due primarily to working capital requirements related to our seismic data services where our revenues vary in material respects as a result of, among other things, the timing of our projects, our clients’ budgetary cycles and our receipt of payment. As a result, we may be subjected to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. The Bankruptcy Case and restrictions in our debtor-in-possession financing will impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, Health, Safety and Environmental ("HSE") performance, technological expertise and reputation for quality and dependability. We also face increasing competition from nationally owned companies in various international jurisdictions that operate under less significant financial constraints than those we experience. Many of our competitors have greater financial and other resources, more clients, greater market recognition and more established relationships and alliances in the industry than we do. They and other competitors may be better positioned to withstand and adjust more quickly to volatile market conditions, such as fluctuations in oil and natural gas prices and production levels, as well as changes in government regulations. Additionally, the seismic data acquisition business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs at unattractive pricing levels and therefore adversely affect industry pricing. Competition from these and other competitors could result in downward pricing pressure, which could adversely affect our EBITDA margins, and the loss of market share.

We have had losses and there is no assurance of our profitability for the future.

We experienced a net loss of $153.5 million in 2013 and $15.6 million in 2012. We cannot assure you that we will be profitable in future periods.

We have supply arrangements with a limited number of key suppliers, the loss of any one of which could have a material adverse effect on our results of operations and financial condition.

Beginning in 2011, we sourced our principal nodal seismic recording systems from Autoseis, Inc., our wholly owned subsidiary. The systems are manufactured under an exclusive arrangement with Creation Technologies, a U.S. supplier of electronics. If our key supplier discontinues operations or otherwise refuses to honor its supply arrangements with us, we may be required to enter into agreements with alternative suppliers on terms less favorable to us, which could result in increased product costs, longer delivery lead times, and other risks.

Key suppliers or their affiliates may compete with us.

We purchase seismic vibrator equipment manufactured by ION, which directly or indirectly through a joint venture with BGP, competes with us. There are a limited number of companies which manufacture this equipment in addition to ION. If ION chooses to no longer sell this equipment to us, or to no longer sell such equipment to us on commercially reasonable terms, whether as a result of competitive pressures or otherwise, we may be required to use less suitable replacement equipment which could impair our ability to execute our business solutions for customers.

We are dependent upon a relatively small number of significant clients. Additionally, from time to time a significant portion of our revenues are generated by a single project.

We derive a significant amount of our revenues at any one time from a relatively small number of oil and gas exploration and development companies. During the year ended December 31, 2013, we had one client that accounted for 11% of our revenues. While our revenues are derived from a concentrated client base, our significant clients may vary between years. If we lose one or more major clients in the future, or if one or more clients encounter financial difficulties, our business, results of operations and financial condition could be materially and adversely affected.

Additionally, from time to time, a significant portion of our revenues are generated by a single project. Our dependence from time to time on a single project for a significant percentage of our revenues may result in significant variability of our earnings from period to period as these projects are completed.

We cannot assure you that NOC and IOC clients will continue to generate the majority, or even a significant percentage, of our revenues. Smaller or less capitalized oil and gas exploration and production companies may be forced to reduce their budgets for seismic data acquisition services in periods of depressed or declining commodity prices. Our dependence on customers other than NOCs and IOCs for a substantial portion of our revenues could expose us to greater earnings volatility.

Historically, our NOC and IOC clients have represented a significant percentage of our revenues. Smaller or less capitalized oil and gas exploration and production companies may be required to reduce sharply their expenditures for seismic data acquisition services in periods of depressed or declining commodity prices. Our dependence on customers other than NOCs and IOCs for a substantial portion of our revenues could expose us to greater earnings and cash flow volatility.

Revenues derived from our projects may not be sufficient to cover our costs of completing those projects. As a result, our results of operations may be adversely affected.

Our revenues are determined, in part, by the price we receive for our services, the productivity of our crews and the accuracy of our cost estimates. Our crews’ productivity is partly a function of external factors, such as seasonal variations in the length of days, weather, including the onset of hurricanes, difficult terrain, and third party delays, over which we have little or no control. In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs. If our crews encounter operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary, and in some cases, may be adversely affected. We have in the past experienced cost over-runs that caused the costs from a particular project to exceed the revenues from that project, and we cannot assure you that this will not happen again.

Many of our projects are performed on a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and extra work, which is subject to client approval, is billed separately. The revenues, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, the performance of subcontractors, and any other similar conditions. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. These variations, delays and risks inherent in billing clients at a fixed price may result in us experiencing reduced profitability or losses on projects that could materially and adversely affect our business, results of operations and financial condition.

From time to time we experience disputes with our clients relating to the amounts we invoice for our services, particularly with respect to billings relating to standby time. The exercise of remedies against clients in connection with our collection efforts could negatively affect our ability to secure future business from those clients.

Our contracts for seismic data acquisition services typically include provisions that require payment to us at a reduced rate for a limited amount of time if we are unable to record seismic data as a result of weather conditions or certain other factors outside our control, including delays caused by our clients. From time to time we experience disputes with our clients relating to the amounts we invoice for our services. The exercise of our contractual remedies against these or other clients in connection with our collection efforts could negatively affect our relationship with these clients, and could result in the loss of future business, which in turn could negatively affect our business, results of operations and financial condition in future periods.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to continue investing in, or otherwise acquire, the latest technology, we may not be able to compete effectively.

The development of seismic data acquisition, processing and interpretation equipment has been characterized by rapid technological advancements in recent years, and we expect this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages relative to systems now in use that either renders the equipment we currently use obsolete or require us to make substantial capital expenditures to maintain our competitive position. Additionally, a number of seismic equipment manufacturers are affiliated with or are otherwise controlled by our competitors. If any such equipment manufacturer developed new equipment or systems and, for competitive reasons or otherwise, declined to sell such equipment or systems to us, we could be placed at a competitive disadvantage. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.”

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

Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of a successful new product introduction. In addition, it may be difficult to ensure performance of new products and services in accordance with our revenues, margin, and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of the seismic industry, if any of these risks materialize, the future demand for our products and services, and our future business, results of operations and financial condition, may suffer.

We are exposed to risks related to complex, highly technical products.

Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use unique advanced components, processes, technologies, and techniques, undetected errors and design and manufacturing flaws may occur. Even though we attempt to assure that our systems perform reliably in the field, the many technical variables related to their operations can cause a combination of factors that may, and from time to time have, caused performance and service issues with certain of our products. Product defects result in higher product service, warranty, and replacement costs and may affect our customer relationships and industry reputation, all of which may adversely impact our business, results of operations and financial condition. Despite our testing and quality assurance programs, undetected errors may not be discovered until the product is purchased and used by a customer in a variety of field conditions. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected.

We face risks related to inventory.

We are exposed to inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in customer demand and other factors. We endeavor to accurately predict these trends and avoid shortages or excess or obsolete inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Any one of the inventory risk factors set forth above may adversely affect our business, results of operations and financial condition.

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

We have invested, and may continue to invest, significant amounts of money in acquiring and processing seismic data for Multi-client surveys and for our seismic data library without knowing precisely how much of this seismic data we will be able to license or when and at what price we will be able to license such data.

Multi-client surveys and the resulting seismic data library are an important part of our business. Although we are placing greater emphasis on proprietary projects for our customers, we expect to continue to invest in acquiring and processing seismic data that we own. By making such investments, we are exposed to the following risks:

•
We may not fully recover our costs of acquiring, processing and interpreting seismic data through future sales. The amounts of these data sales are uncertain and depend on a variety of factors, many of which are beyond our control.

•
The timing of these sales is unpredictable and can vary greatly from period to period. The costs of each survey are capitalized and then amortized over the expected useful life of the data. This amortization will affect our earnings and, when combined with the sporadic nature of sales, will result in increased earnings volatility.

•
Regulatory changes that affect companies’ ability to drill, either generally or in a specific location where we have acquired seismic data, could materially and adversely affect the value of the seismic data contained in our library. Technology changes could also make existing data sets obsolete. Additionally, each of our individual surveys has a limited book life based on its location and oil and gas companies’ interest in prospecting for reserves in such location, so a particular survey may be subject to a significant and/or accelerated decline in value beyond our initial estimates.

•
The value of our Multi-client data could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

•
The cost estimates upon which we base our pre-commitments of funding could be wrong, which could result in losses that have a material adverse effect on our business, results of operations and financial condition.

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

Any reduction in the market value of such data will require us to write down its recorded value, which could have a significant material adverse effect on our business, results of operations and financial condition.

Our operations are subject to delays related to obtaining land access rights from third parties which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely access to both public and private land included within a seismic survey. We cannot begin surveys on property without obtaining permits from certain governmental entities as well as the permission of the parties who have rights to the land being surveyed. In recent years, it has become more difficult, costly and time-consuming to obtain access rights as drilling activities have expanded into more populated areas. Additionally, while land owners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property and stall or refuse to grant these rights for various reasons. In our Multi-client Services segment, we acquire data sets pertaining to large areas of land. Consequently, if we do not obtain land access rights from a specific land owner, we may not be able to provide a complete survey for that area. The failure to redact or remove the seismic information relating to mineral interests held by non-consenting third parties could result in claims against us for seismic trespass. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such permits and significant omissions from a survey as a result of the failure to obtain consents could have a material adverse effect on our business, results of operations and financial condition.

We operate under hazardous conditions that subject us and our employees to risk of damage to property or personal injury, and limitations on our insurance coverage may expose us to potentially significant liability costs.

Our activities are often conducted in dangerous environments and under hazardous conditions, including the detonation of dynamite. Operating in such environments and under such conditions carries with it inherent risks, such as damage to or loss of human life, property or equipment, as well as the risk of downtime or reduced productivity resulting from equipment failures caused by such adverse operating environment. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. In addition our insurance may not be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us or available to us on acceptable terms. A successful claim for which we are not fully insured, or which exceeds the policy limits of our applicable insurance, could have a material adverse effect on our business, results of operations and financial condition. Moreover, we do not carry business interruption insurance with respect to our operations.

Our agreements with our clients may not adequately protect us from unforeseen events or address all issues that could arise with our clients. The occurrence of unforeseen events not adequately addressed in the contracts could result in increased liability, costs and expenses associated with any given project.

With many of our clients we enter into master service agreements that allocate certain operational risks. Despite the inclusion of risk allocation provisions in our agreements, our operations may be affected by a number of events that are unforeseen or not within our control. Our agreements may not adequately protect us from each possible event. If an event occurs that we have not contemplated or otherwise addressed in an agreement, we, and not our client, will likely bear the increased cost or liability. To the extent our agreements do not adequately address these and other issues, or we are not able to resolve successfully resulting disputes, we may incur increased liability, costs and expenses.

Weather may adversely affect our ability to conduct business.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could have a material adverse effect on our business, results of operations and financial condition. For example, weather delays focused on a particular project or region could lengthen the time to complete the project, resulting in decreased margins to us. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

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

Current or future distressed financial conditions of clients could have an adverse effect on us in the event these clients are unable to pay us for our products and services.

Some of our clients may, from time to time, experience severe financial problems that have had or may have a significant effect on their creditworthiness. We generally do not require that our clients make advance payments or otherwise collateralize their payment obligations. We cannot provide assurance that one or more of our financially distressed clients will not default on their payment obligations to us or that such a default or defaults will not have a material adverse effect on our business, results of operations, financial condition or cash flows. Furthermore, the bankruptcy of one or more of our clients, or other similar proceeding or liquidity constraint, will reduce the amounts we can expect to recover, if any, with respect to amounts owed to us by such party. In addition, such events might force those clients to reduce or curtail their future use of our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

The high fixed costs of our operations could result in operating losses.

We are subject to high fixed costs that primarily consist of depreciation and other amortization, maintenance expenses associated with our seismic data acquisition, processing and interpretation equipment and certain crew costs. Because some of our equipment is new or nearly new, we believe that our depreciation expense relative to our revenues could be higher than that of many of our competitors. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition because we will not be able to reduce our fixed costs as fast as revenues decline.

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

Our operations are subject to stringent federal, provincial, state and local environmental laws and regulations in the United States and foreign jurisdictions relating to environmental protection. In our business, we use explosives and certain other regulated hazardous materials that are subject to such regulation. These laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities;

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands, wilderness areas or archaeological sites;

•	restrictions pertaining to the management and operation of our vehicles and equipment; and

•	licensing requirements for our personnel handling explosives and other regulated hazardous materials.

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

We invest financial and management resources to comply with these laws and related licensing and permitting requirements, and we believe that the regulatory environment for the oil and natural gas industry and related service providers is likely to become more burdensome and time consuming in future years. Over the last several years, permitting authorities have begun requiring us to comply with standards that have never before applied to seismic companies. While shale plays continue to represent a significant opportunity for us, some proposed or existing regulations would inhibit the use of hydraulic fracturing in connection with the drilling of wells, which is a crucial part in recovering economic amounts of hydrocarbons from shale plays. If oil and natural gas companies face regulation that makes drilling for resources uneconomic, the demand for our services may be adversely affected. In addition, the ongoing revision of such environmental laws and regulations, sometimes as a direct result of particular economic, political, or social events, makes it difficult for seismic data acquisition companies to predict future costs or the impact of such laws and regulations on future projects. As a result, we could incur capital and operating expenses, as well as compliance costs, beyond those anticipated which could adversely affect our business, results of operations and financial condition.

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

Along with other seismic data acquisition companies, we may be affected by new environmental legislation intended to limit or reduce increased emissions of gases, such as carbon dioxide and methane from the burning of fossil fuels (oil, gas and coal), which may be a contributing factor to climate change. The European Union has already established greenhouse gas (“GHGs”) regulations, and many other countries, including the United States, are in the process of enacting similar regulations. This could cause us to incur additional direct and indirect compliance costs in relation to any new climate change laws and regulations. Moreover, passage of climate change legislation or other regulatory initiatives that target emissions of GHGs may impair exploration and production of hydrocarbons and thus adversely affect future demand for our products and services. Reductions in our revenues or increases in our expenses as a result of climate control legislative initiatives could have negative impact on our business, results of operations and financial condition. Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation.

In addition, the “Fracturing Responsibility and Awareness of Chemicals Act” (the “FRAC Act”) was introduced to both houses of the 113th U.S. Congress in  May and June 2013, aiming to amend the “Safe Drinking Water Act” (the “SDWA”) by repealing an exemption from regulation for hydraulic fracturing. The 111th and 112th U.S. Congresses did not take any significant action on previously introduced versions of the FRAC Act. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure by the energy industry of the chemicals mixed with the water and sand it pumps underground in the hydraulic fracturing process, information that has largely been protected as trade secrets. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event this legislation is enacted, demand for seismic acquisition services may be adversely affected. In addition, the EPA has asserted federal regulatory authority over certain hydraulic fracturing operations involving diesel additives under the SDWA and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority.

Most recently, investor groups are increasingly pressing U.S. oil and gas companies to take stronger actions and increase public disclosure of information on fracking, climate change, and environment changes. In their resolutions, these groups request detailed accounting of how oil and gas companies are addressing the risks of fracking associated with threats to environment, communities, labor, regulatory changes and drilling moratoriums. If successful, these actions may result in substantial cost increases, delays, suspensions or even cancellations of existing or new exploration projects, with a direct adverse effect on our business, results of operations and financial condition.

Historically, our operational expenses incurred in connection with international seismic data projects have been higher than the operational expenses incurred in connection with seismic data projects undertaken in the United States. The profitability of our future international operations will depend significantly on our ability to control these expenses.

The expense of mobilizing personnel and equipment to various foreign locations, as well as the cost of obtaining and complying with local regulatory requirements, historically have been significantly higher than the expenses incurred in connection with seismic data projects undertaken in the United States. If we are unable to reduce the expenses incurred in connection with an international seismic data project, or to obtain better pricing for such services, our business, results of operations and financial condition could be materially and adversely affected.

Operating internationally subjects us to significant risks and regulation inherent in operating in foreign countries.

We conduct operations on a global scale. For the year ended December 31, 2013, approximately 36% of our revenues were attributable to operations in foreign countries.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations may encounter the following risks, among others:

•	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements;

•	trade sanctions or import/export quotas;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•
availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

•
decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays; and

•	terrorist attacks, including kidnappings of our personnel.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to taxation in many foreign jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of local and national taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties and/or interest.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our business, results of operations and financial condition.

A portion of the seismic equipment that we use in certain foreign countries may require prior U.S. government approval in the form of an export license, and may otherwise be subject to tariffs and import/export restrictions. The delay in obtaining required governmental approvals could affect our ability to timely commence a project, and the failure to comply with all such controls could result in fines and other penalties.

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”), our business may suffer because our efforts to comply with U.S. law could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Additionally, our business plan may involve establishing joint ventures with partners in certain foreign markets. Any determination that we or our foreign agents or joint venture partners have violated the FCPA may adversely affect our business and operations.

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

Some seismic surveys are located in unstable political jurisdictions, including North Africa and the Middle East. Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect our ability to work in these markets which could adversely affect our business, results of operations or financial condition. These activities could have a direct negative effect on our business in those areas, including loss of life, equipment and data. Costs for insurance and security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain on acceptable terms, if available at all.

Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.

We have undergone reorganization of our senior level management.  Additional reorganization or the loss of services of additional members of our senior level executives or key personnel could disrupt our operations, which in turn could materially and adversely affect our business, results of operations and financial condition.

We may be unable to attract and retain skilled and technically knowledgeable employees, which could adversely affect our business.

Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly in light of the bankruptcy proceedings and otherwise during periods of increased demand for seismic services. Additionally, at times there may be a shortage of skilled and technical personnel available in the market, potentially compounding the difficulty of attracting and retaining these employees. As a result, our business, results of operations and financial condition may be materially adversely affected.

Our industry has periodically experienced shortages in the availability of equipment. Any difficulty we experience replacing or adding equipment could adversely affect our business.

If the demand for seismic services increases, we may not be able to acquire equipment to replace our existing equipment or add additional equipment. From time to time, the high demand for seismic services has decreased the availability of geophysical equipment, resulting in extended delivery dates on orders of new equipment. If that happens again, any delay in obtaining equipment could delay our implementation of additional or larger crews and restrict the productivity of our existing crews. Our required equipment may not continue to be available to us at costs that allow us to be profitable. A delay in obtaining equipment essential to our operations could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to cybersecurity risks and threats.

                Threats to our information technology systems associated with cybersecurity risk and cyber incidents or attacks continue to grow. It is also possible that breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, impairment of our ability to conduct our operations , disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events.

Risks Related to Our Indebtedness

The provisions of our debtor-in-possession financing may have adverse effects on our operations and financial results.

The terms of our debtor-in-possession financing contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends;

•	repay subordinated debt prior to its maturity;

•	grant additional liens on our assets;

•	enter into transactions with our affiliates;

•	repurchase stock;

•	make certain investments or acquisitions of substantially all or a portion of another entity’s business assets;

•	merge with another entity or dispose of our assets;

•	engage in new lines of business; and

•	make expenditures or payments outside of an agreed upon budget.

The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If our debtor-in-possession lenders foreclose on their security interests in our assets, they will have the right to sell those assets in order to satisfy our obligations to them.

Our secured debt obligations under our debtor-in-possession financing are secured by a lien on substantially all of our assets including the equity interests in our material subsidiaries. In the event of foreclosure relating to us or our subsidiaries that have guaranteed our indebtedness under that financing, holders of this secured indebtedness will have prior claims with respect to substantially all of our assets. There can be no assurance that we would receive any proceeds from a foreclosure sale of our assets that constitute collateral following the satisfaction of the secured lenders’ priority claims.

If we are unable to comply with the restrictions and covenants in our debtor-in-possession financing and future debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our debtor-in-possession financing or in future debt agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own a building complex in the greater metropolitan Houston, Texas area that we use as our corporate headquarters. Our headquarters consists of office and warehouse space totaling approximately 104,000 square feet.

In addition, at the end of 2013, we were registered to do business and, in certain locations, leased administrative offices, sales offices, data processing centers, research centers, warehouses or equipment repairing centers , more specifically (i) in the United States, in cities such as Dallas, Missouri City, Stafford, Carrollton, Midland, Houston (all the above mentioned are cities in Texas), Culbertson (Montana), Toronto (Ohio), Anchorage (Alaska), Deadhorse (Alaska) and Denver (Colorado) as well as (ii) throughout the world, in countries such as Algeria, Argentina, Brazil, Brunei, Canada, Cayman Islands, Chile, Colombia, Cook Islands, Dubai, Iraq, Isle of Man, Kenya, Libya, Mexico, Paraguay, Sri Lanka, Oman, Peru, Poland, Russia, Saudi Arabia, Trinidad and Tobago, Tunisia, United Arab Emirates, and Venezuela.

We believe that our existing facilities are well maintained, suitable for their intended use, and adequate to meet our current and future operating requirements.

Item 3.  Legal Proceedings

We are subject to lawsuits, investigations, and claims arising in the ordinary conduct of our business. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that an adverse decision in any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, financial condition or cash flows.

For a discussion of our Chapter 11 filing and the Bankruptcy Case, See “Part I—Item 1. Business--Voluntary Reorganization under Chapter 11” starting on page 3.

On March 20, 2014, a lawsuit styled Britt Miller, et al. v. Global Geophysical Services, Inc., et al., Civil Action No. 4:14-CV-00708, was filed in the United States District Court for the Southern District of Texas, Houston Division.  On March 21, 2014, a lawsuit styled Janice S. Gibson v. Global Geophysical Services, Inc., et al.,  No. 4:14-CV-0735, was filed in the United States District Court for the Southern District of Texas, Houston Division.  On April 3, 2014, a lawsuit styled Leslie Trinin v. P. Matthew Verghese, et al., No. 4:14-CV-00873, was filed in the United States District Court for the Southern District of Texas, Houston Division.  The cases were filed as putative class actions.  The Miller Complaint is filed on behalf of a putative class of all purchasers of the Company’s common stock from April 21, 2010 to March 18, 2014, and purchasers of the Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2013.  The Gibson Complaint is filed on behalf of a putative class of purchasers of the Company’s common stock from February 7, 2011 to March 17, 2014.  The Trinin Complaint is filed on behalf of a putative class of all purchasers of Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2014.  The named defendants in the Trinin case are certain officers and directors of the Company, and MLV Co. and National Securities Corporation, the alleged underwriters of the Company’s December 3, 2013 offering of Depositary Shares.  The Company is not a party to the Trinin case.

Plaintiffs in these cases collectively allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, resulting in damages to members of the putative classes.  We intend to vigorously defend these actions.

On March 21, 2014, we received a letter from the staff of the SEC notifying us that the SEC is conducting an inquiry relating to the Company and requesting, among other things, that we voluntarily preserve and retain certain documents and information relating to our March 17, 2014 public announcement of a “Restatement of Certain Financial Results and Delay in Filing of Form 10-K.”  On March 28, 2014, we received a letter from the staff of the SEC notifying us that the staff was conducting an investigation in connection with possible violations of the federal securities laws, and on the same date the SEC issued a subpoena seeking the testimony of one of our senior executives.  We have retained counsel and intend to cooperate with the staff’s investigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 25, 2014, the day when the Debtors filed the Voluntary Petitions, there were 39,730,042 shares of our common stock outstanding and 305 stockholders of record.

Our common stock was previously listed and traded on the NYSE. On March 26, 2014, the NYSE suspended trading in the Company’s common stock and commenced proceedings to delist the common stock. On March 27, 2014, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEGSQ.”

The following table sets forth the high and low closing prices for our common stock during the most recent two fiscal years, as reported by the NYSE for the periods shown. The following quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2012	$11.76	$7.02
June 30, 2012	$10.41	$5.19
September 30, 2012	$6.40	$4.24
December 31, 2012	$5.64	$3.71
March 31, 2013	$4.61	$2.28
June 30, 2013	$4.72	$1.90
September 30, 2013	$4.67	$2.25
December 31, 2013	$2.89	$1.38

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. There can be no assurance that our operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, the future dividend policy will depend upon our earnings, capital requirements, financial condition, debt covenants and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2013. In July 2006, our Board of Directors and Stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan. See information regarding material features of the plan in Note 11, “Stock-Based Compensation” to the Consolidated Financial Statements included herein.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Performance Units (a)(1)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)

Equity compensation plans approved by security holders	3,607,350	$14.62	3,421,544
Equity compensation plans not approved by security holders	-	-	-
Total	3,607,350	$14.62	3,421,544

(1)  Under the 2006 Incentive Compensation plan, in addition to options, we have also granted share-based compensation awards in the form of performance units. The 3,607,350 shares to be issued upon exercise of outstanding options and performance units as listed in column (a) consisted of shares to be issued in respect of the exercise of 2,426,000 outstanding options and in respect of the 1,181,350 performance units payable in shares but for which no shares were yet issued and outstanding. Because there is no exercise price associated with performance units awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).
(2) The shares remaining available for awards (other than outstanding awards) under the 2006 Incentive Compensation Plan could be issued in the form of stock options, stock appreciation rights, stock awards and stock units.

Stock Performance Graph

The following graph compares the cumulative 15-quarter total return provided stockholders on Global Geophysical Services, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index (“OSX”) and a peer group made up of companies in the PHLX Oil Service Sector Index. The PHLX Oil Service Sector Index consists of far larger companies that perform a variety of services as compared to land based acquisition and processing of seismic data performed by us.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Fifteen-Quarter Cumulative Total Return*
Among Global Geophysical Services, Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

_____________
*           Assumes $100 was invested on April 22, 2010, the date of our initial public offering, in stock or index, including reinvestment of dividends.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities and Stock Repurchases

During the year ended December 31, 2013, we did not make any purchases of our common stock or Depositary Shares, which are both registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data

SELECTED FINANCIAL INFORMATION

The following information as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been updated to reflect the restatement to our financial statements as discussed in Note 21 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this 2013 Form 10-K. You should read the selected consolidated historical financial information set forth below along with our restated audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this 2013 Form 10-K.

The following selected consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements included in this 2013 Form 10-K. The consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been updated to reflect the restatement for matters similar to those described in Note 21 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this 2013 Form 10-K.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2013 Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. The information presented in the following tables has been updated to reflect the effects of the restatement of our financial results, which is more fully described in Note 21 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this 2013 Form 10-K.  For further information that will help you better understand the summary data, you should read this financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and other financial information included elsewhere in this Form 10-K. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
Statement of Operations Data:
Proprietary revenues	$151,163	$183,513	$207,068	$119,553	$280,982
Multi-client data library pre-commitments	59,767	111,088	127,443	118,491	13,365
Multi-client data library late sales	77,729	44,828	50,298	16,376	11,130
Total revenues	288,659	339,429	384,809	254,420	305,477
Operating expenses	261,655	262,865	299,168	228,519	265,458
Multi-client data library impairment	88,223	-	-	-	-
Goodwill impairment	1,414		-	-	-
Multi-client data library commissions	14,784	-	-	-	-
Selling, general and administrative expenses	51,410	51,346	43,962	37,583	29,971
(Gain) loss on disposal of property and equipment, net	(8,624)	(15,706)	(1,683)	2,629	-
Income (loss) from operations	(120,203)	40,924	43,362	(14,311)	10,048
Interest expense, net	(35,845)	(31,750)	(25,329)	(21,316)	(18,656)
Other income (expense), net(1)	(1,136)	(4,159)	(529)	(6,675)	1,023
Income (loss) before income taxes	(157,184)	5,015	17,504	(42,302)	(7,585)
Income tax expense (benefit)	(3,358)	20,903	12,593	(303)	(2,254)
Income (loss) after taxes	(153,826)	(15,888)	4,911	(41,999)	(5,331)
Net income (loss), attributable to non-controlling interests	(312)	(302)	(22)	162	-
Net income (loss), attributable to common stockholders	$(153,514)	$(15,586)	$4,933	$(42,161)	$(5,331)

Basic	$(4.03)	$(0.42)	$0.13	$(1.53)	$(0.65)
Diluted(2)	$(4.03)	$(0.42)	$0.13	$(1.53)	$(0.19)
Weighted average shares outstanding
Basic	38,049	37,319	36,666	27,517	8,188
Diluted(2)	38,049	37,319	36,666	27,517	28,788

Cash Flows Data:
Cash flows provided by operating activities	58,160	121,984	135,101	118,766	81,152
Cash flows used in investing activities	(60,669)	(167,057)	(199,944)	(215,657)	(54,036)
Cash flows provided by (used in) financing activities	(1,950)	46,907	58,131	108,101	(40,533)

Balance Sheet Data:
Cash and cash equivalents(3)	18,900	23,359	21,525	28,237	17,027
Total assets	392,907	547,686	506,559	415,294	317,157
Total debt, including capital leases and current portion(4)	347,839	350,885	292,085	218,344	171,953
Total liabilities	426,236	443,464	394,068	313,779	251,126
Total stockholders’ equity (deficit)	(33,329)	104,222	112,491	101,515	66,031
___________________
(1) Includes unrealized gain (loss) on derivative instruments, foreign exchange gain (loss), loss on extinguishment of debt, and other income (expense).
(2) For the year 2011, there were no diluted shares. For the years 2013, 2012 and 2010, diluted and basic are the same due to the net loss for those years.
(3) Cash and cash equivalents do not include restricted cash investments of approximately $1.0 million, $1.8 million, $5.6 million, $2.4 million and $5.3 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(4) Excludes unamortized original issue discount of approximately $5.5 million, $6.9 million, $4.9 million, $5.6 million and $2.1 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form has been updated to reflect the effects of the restatement described in Note 21 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Voluntary Reorganization under Chapter 11

On March 25, 2014, the Company and certain of its subsidiaries, including Autoseis, Inc.; Global Geophysical EAME, Inc.; GGS International Holdings, Inc.; Accrete Monitoring, Inc.; and Autoseis Development Company (the Company and such subsidiaries, collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Voluntary Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”). The filing by the Debtors is jointly administered under Case No. 14-20130 (the “Bankruptcy Case”). The Debtors are operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  For additional information regarding the events leading to the Debtors seeking protection under Chapter 11 and assumptions regarding our ability to continue as a going concern, see “Item 1.  Business—Events Leading to Seeking Protection under Chapter 11” and “ —Going Concern.”  For additional information regarding the Debtors’ debtor-in-possession financing, see “ —Liquidity and Capital Resources—Capital Resources -- Debtor-in-Possession Financing” below.

Overview

We provide an integrated suite of seismic data solutions to the global oil and gas industry, including our high resolution RG-3D Reservoir GradeSM (“RG3D”) seismic solutions. Our seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services, as well as seismic data recording equipment known as the AUTOSEIS® HDR system. Together with our AUTOSEIS® HDR system, the services we offer deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. We integrate seismic survey design, data acquisition, processing and interpretation to deliver enhanced services to our clients. In addition, we own and market, directly and indirectly, a seismic data library and the AUTOSEIS® HDR system to customers in markets we serve. Seismic data library sales occur as a result of licenses being issued to clients on a non-exclusive basis.

We provide land seismic data acquisition on a worldwide basis, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts worldwide. Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and large independent oil and gas companies. We believe our experience positions us well to serve our customers as they expand their involvement in shale and tight reservoir plays outside the U.S.

As of December 31, 2013, we owned approximately 130,000 recording channels, which are primarily comprised of our AUTOSEIS® HDR systems. Our recording channels and systems are interoperable, which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

We generate revenues primarily by providing proprietary services and Multi-client services to our clients. We generate revenues from proprietary services by conducting geophysical services, primarily seismic data acquisition, for our clients on a contractual basis where our clients generally obtain all rights to the seismic data acquired or other output of our efforts. Proprietary Services also include revenues generated by providing microseismic monitoring, data processing, interpretation services and seismic equipment sales. We generate revenue from Multi-client services by selling non-exclusive licenses to seismic and other data we own as a part of our seismic data library.

During 2013, we began to increase our emphasis on our Proprietary Services segment outside the U.S. This reallocation of business mix is a component of our strategic efforts to generate higher cash margins in the business while reducing the capital allocated to investing in the Multi-client library. As evidence of this shift, our backlog at December 31, 2012 was approximately $101.3 million and was comprised of $35.3 million from Proprietary Services and $66.0 million from Multi-client Services. As of December 31, 2013, our backlog was approximately, $113.8 million, but was comprised of $101.9 million from Proprietary Services and $11.9 million from Multi-client Services backlog. In addition, 28% of our backlog at December 31, 2012 was from international projects with 72% from domestic projects as compared to 67% of backlog at December 31, 2013 from international and 33% from domestic projects.

Since commercial operations began in May 2005, we have expanded not only our operational capabilities but also our service offerings to include land, transition zone seismic data acquisition, microseismic monitoring, processing and interpretation services, Multi-client services, and seismic equipment sales associated with our AUTOSEIS® HDR seismic recording system.

The following table summarizes operating income by segment (in thousands):

	Proprietary Services	Multi-client Services	Corporate	Total
Year Ended December 31, 2013:
Revenues	$151,163	$137,496	$-	$288,659
Operating expenses(1)(2)	140,033	99,879	21,743	261,655
Multi-client data library impairment	-	88,223	-	88,223
Goodwill impairment	-	-	1,414	1,414
SG&A and Multi-client data library commissions	-	14,784	51,410	66,194
Gain on disposal of property and equipment, net	-	-	(8,624)	(8,624)
Operating income (loss)	$11,130	$(65,390)	$(65,943)	$(120,203)

Segment Assets	$50,148	$208,894	$133,865	$392,907

Year Ended December 31, 2012: (Restated)
Revenues	$183,513	$155,916	$-	$339,429
Operating expenses(1)(2)	142,907	102,881	17,077	262,865
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
SG&A and Multi-client data library commissions	-	-	51,346	51,346
Gain on disposal of property and equipment, net	-	-	(15,706)	(15,706)
Operating income (loss)	$40,606	$53,035	$(52,717)	$40,924

Segment Assets	$26,843	$336,583	$184,260	$547,686

Year Ended December 31, 2011: (Restated)
Revenues	$207,068	$177,741	$-	$384,809
Operating expenses(1)(2)	169,966	112,082	16,400	299,168
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
SG&A and Multi-client data library commissions	-	-	43,962	43,962
Gain on disposal of property and equipment, net	-	-	(1,683)	(1,683)
Operating income (loss)	$37,102	$64,939	$(58,679)	$43,362

Segment Assets	$54,965	$276,273	$175,321	$506,559

(1) Corporate operating expenses represent depreciation expense, (net) associated with the assets used during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

How We Generate Our Revenues

We generate revenues by providing Proprietary Services and Multi-client Services to our clients. Proprietary Services revenues represented 52% and 54% of our revenues for the years ended December 31, 2013 and 2012, respectively. Multi-client Services revenues represented 48% and 46% of our revenues for the years ended December 31, 2013 and 2012, respectively.

Proprietary Services.  We generate revenues by providing our clients seismic data acquisition, microseismic monitoring, data processing, and interpretation services on a proprietary basis where our clients ultimately own the output of our efforts, including seismic data obtained through seismic data acquisition surveys. Beginning in late 2013, we also generate revenues through sales of seismic equipment.

Most of our Proprietary Services, including our seismic data acquisition, microseismic monitoring, data processing and interpretation services, are obtained through a competitive bidding process. Seismic equipment sales occur both through competitive bidding as well as direct negotiation and sales effort with customers. Our clients usually ask us to quote a “turnkey” rate for each completed unit of recorded data, or less frequently, they may ask for a “term rate” bid. When we perform work on a turnkey basis, a defined amount and scope of work is provided by us for a fixed price and extra work, which is subject to client approval, is billed separately. When we perform work on a term rate basis, one of our seismic crews is hired for a fixed fee per day. Current market conditions drive our portfolio of outstanding contracts in terms of pricing (turnkey, term rate or a combination of the two). We also enter into contracts that combine different pricing elements, such as a term rate contract with bonus incentives for early completion or achievement of certain performance metrics to maximize the economic incentives for both us and our client.

We have entered into master service agreements with many of our clients. These agreements specify payment terms, establish standards of performance and allocate certain operational risks through indemnity and related provisions and are supplemented on a project-by-project basis with pricing terms and other project-specific terms. Revenues from our Proprietary Services segment are recognized when they are realizable and earned as services are performed, in most cases, based on the proportionate performance method. We defer unearned revenues until earned, and recognize losses in full when they occur.

Our contracts typically provide that we remain responsible for the majority of costs and expenses associated with a particular project. We seek to manage the risk of delays through the inclusion of “standby rate” provisions. These provisions are included in most of our contracts and require payment to us of a reduced rate for a limited amount of time if we are unable to record seismic data as a result of weather conditions or certain other factors outside our control. The pricing for any Proprietary Services, microseismic monitoring, data processing or interpretation services project is primarily determined by the data quality requirement, resolution, program parameters, complexity and conditions, including the timing, location and terrain and equipment required to complete the project.

Multi-client Services.  We generate Multi-client Services revenues by granting a non-exclusive license to seismic data. This allows our clients to have access to seismic data at a cost that is generally less than acquiring data on a proprietary basis. The seismic data sets that we have acquired through our Multi-client Services are included in our seismic data library.

Revenues under our Multi-client Services arrangements occur in several forms including pre-commitments, late sales and/or data swaps, or a combination, from the licensing of Multi-client data. The terms of the license typically set pricing on a per square mile basis, specify a defined survey area, and include limitations on transferability of the underlying data. We retain ownership of the seismic data acquired and licensed in Multi-client Services, and such data remains available for late sales.

The following table summarizes data for our Multi-client Services segment (in millions):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)

Pre-commitments	$59.8	$111.1	$127.4
Late Sales	77.7	44.8	50.3
Total Multi-client Services revenues	$137.5	$155.9	$177.7

Cash investment in Multi-client data library	$67.1	$164.6	$178.1
Capitalized depreciation(1)	4.1	11.3	16.9
Non-cash data exchange	0.1	3.7	4.4
Total investment in Multi-client data library	$71.3	$179.6	$199.4

	2013	2012 (Restated)	2011 (Restated)

Cumulative investment in Multi-client data library	$726.7	$655.4	$475.8
Less: accumulated amortization of Multi-client data library	446.1	346.2	243.3
Multi-client data library impairment	88.2	-	-
Multi-client data library net book value (at period end)	$192.4	$309.2	$232.5

(1)  represents capitalized cost of the equipment owned or leased under capital leases and utilized in connection with the acquisition of Multi-client data.

How We Evaluate Our Operations

We evaluate our projects on a project basis and as a whole using similar performance metrics. In addition, we utilize a variety of financial and productivity metrics to analyze and monitor our performance. These metrics include, but are not limited to, the following:

•	safety performance rates;

•	miles or kilometers of acquired data over time;

•	EBITDA;

•	cash flow from operations;

•	cash flow after investments;

•	selling, general and administrative expenses (“SG&A”) as a percentage of revenues;

•	our EBIT in absolute terms and as a percentage of revenues; and

•	the level of pre-commitments and late sales for our Multi-client projects.

The information generated using these metrics is an important part of our operational analysis. We apply these metrics to monitor operations separately for each of our projects and analyze trends to determine the relative performance of each. We also use these metrics to allocate our crews, combined with local decision-making and flexibility in the delivery of services to address the needs of our clients.

Recent Trends Affecting Our Business

The seismic data services industry historically has been and continue to be cyclical. Volatility in oil and gas prices can produce significant changes in the demand for seismic services and the prices seismic contractors can negotiate for their services. Oil and gas exploration, development, exploitation and production spending levels traditionally have been heavily influenced by expected future prices of oil and natural gas.

In connection with recent increases in crude price levels and the outlook for oil and gas pricing, recent studies project significant increases in worldwide capital expenditures by oil and gas companies for 2014 through 2016. We expect the increases in capital spending outside of the U.S. to result in increased demand for seismic services in the regions where we operate while spending in the U.S. is expected to increase modestly as compared to 2013 levels. In addition, we believe that the seismic industry is transitioning from legacy cabled recording systems to autonomous nodal technologies. We have benefited from this transition through improved operating efficiency and expanded seismic offerings.

We are also observing the continued emergence of microseismic recording technologies and services. We expect to utilize our capabilities and technologies to expand our offerings for this emerging field in future periods.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Consolidated Financial Statements included elsewhere in this Form 10-K requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, such as backlog. We regularly evaluate our judgments and estimates in determining our operating results and financial condition. Estimates are based upon information available as of the date of the Consolidated Financial Statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our operating results and financial condition and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Revenue Recognition

Proprietary Services.   Our Proprietary Services are provided under cancelable service contracts, which vary in terms and conditions. We recognize revenues in accordance with the type of contract we provide services. These contracts are either“turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, we recognize revenues based upon quantifiable measures of progress, such as square miles or linear kilometers of data acquired. Under term agreements or the term portions thereof, period revenues are recognized on a day-rate or other similar basis. Under certain contracts where the client pays separately for the mobilization of equipment to the project site, we recognize these mobilization fees as revenues during the performance of the seismic acquisition, using the same quantifiable measures of progress as for the acquisition work. We also receive reimbursements for certain other out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenues as the gross amount including out-of-pocket expenses that are reimbursed by the client. In some instances, customers are billed in advance of services performed which we record as deferred revenue.

Multi-client Services.  Revenues are recorded under our arrangements from the licensing of our Multi-client data as either pre-commitments, late sales or data swap transactions. Once a contract is signed, it is either classified as a pre-commitment or a late sale and the entire contract will follow the appropriate revenue recognition as described below.

Revenues from the creation of our Multi-client projects are recognized when (i) we have a licensing arrangement with the customer that is validated by a signed contract, (ii) the sales price is fixed and determinable, (iii) collection is reasonably assured, and (iv) delivery, as defined in the paragraph below, has occurred. When these criteria have been satisfied, we recognize revenues using the proportionate performance method based upon quantifiable measures of progress such as square miles or linear kilometers of data acquired.

Revenues associated with a data swap transaction are recognized when (i) we have an arrangement with the customer that is validated by a signed contract, (ii) the value is determined based on the value which is more readily determinable between the two data sets, and (iii) the asset exchanged for has been received. Delivery is defined as “data is made available to the customer to view”.

If the data is subject to any incremental processing, we hold back a portion of the revenues to be recognized upon the delivery of the processed data to the customer. This hold back is calculated as a percentage of the data processing cost remaining to complete over the entire cost of the project.

Pre-commitment Revenues.  Pre-commitment revenues are contractual obligations whereby a client commits funds in advance of our acquisition of Multi-client seismic data. In return for these pre-commitments, our clients typically have some input with respect to project specifications and receive preferential pricing. We record pre-commitment payments as deferred revenue when they are received and record them as revenues on the basis of proportionate performance based on quantifiable measures of progress.

Late Sale Revenues.  Late sales occur when we enter into an agreement to sell a non-exclusive license on a Multi-client survey to a customer and we have acquired all or any portion of the seismic data. For late sale contracts, any portion associated with data which has not been acquired will be deferred and recognized as revenues on the basis of proportionate performance.

We establish amortization rates based on the estimated future revenues (both from pre-commitments and late sales) on an individual survey basis. The underlying estimates that form the basis of these sales estimates depend on historical and recent revenue trends, oil and gas prospects in particular regions, current and future expectations about commodity prices for oil and gas, general economic conditions affecting our customer base, expected changes in technology and other factors. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors, including those previously described. Accordingly, if conditions change in the future, an impairment loss may be recorded relative to the seismic data library, which could be material to any particular reporting period. However, under no circumstance will an individual survey carry a net book value greater than a four-year straight-line amortized value measured from the date the survey was completed. This is accomplished by comparing the cumulative amortization recorded for each survey to the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. We often refer to this additional straight-line amortization as “Backstop” amortization.

Allowance for Doubtful Accounts.   We estimate our allowance for doubtful accounts receivable (billed and unbilled) based on our past experience of historical write-offs, our current client base and our individual review of specific past due accounts. However, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients, which can result in significant deterioration in the collectability of our accounts receivable and require additional allowances being recorded as bad debt exposure in future periods.

Impairment of Long-lived Assets.  In accordance with ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”, we evaluate the recoverability of property and equipment and our Multi-client data library as facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property and Multi-client data library asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

For the Multi-client data library, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each project’s remaining estimated useful life with the carrying value of each project. If the undiscounted future cash flows are equal to or greater than the carrying value of such project, no impairment is recorded. If undiscounted future cash flows are less than the carrying value of any project, the forecast of future cash flows related to such project is discounted to fair value and compared with such project’s carrying amount. The difference between the project’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge. Impairment charges of $88.2 million, zero and zero were recognized in our Statements of Operations during the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciable Lives of Property, Plant and Equipment.  Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of the useful life of a particular asset is based on circumstances that exist in the seismic industry and information available to our management at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry evolves over time, and as circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method. Capital assets are depreciated over periods from one to ten years depending on the classification of the asset.

Impairment of Goodwill and Other Intangible Assets.  We evaluate goodwill for impairment annually or whenever there are indicators that the carrying value of the assets may not be fully recoverable. Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. See Note 6 “Goodwill and Intangible Assets” to our Consolidated Financial Statements for our discussion of the impairment of goodwill and other intangible assets.

Tax Accounting.  The Company follows ASC 740, “Income Taxes”. Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The realization of our deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating our valuation allowance, we consider the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment. Changes to our valuation allowance have significantly impacted current year results of operations and could significantly impact future results of operations.

We have liabilities for unrecognized tax benefits related to uncertain tax positions connected with ongoing examinations and open tax years. Changes in our assessment of these liabilities may require us to increase the liability and record additional tax expense or reverse the liability and recognize a tax benefit, which would negatively or positively, respectively, impact our effective tax rate.

Stock-Based Compensation.  We account for stock-based compensation in accordance ASC 718, “Compensation – Stock Compensation”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. For stock options issued, we use the Black-Scholes-Merton option-pricing model, which requires various assumptions as to interest rates, volatility, dividend yields and expected lives of stock-based awards. Performance share unit awards we issue are subject to performance criteria such as meeting predetermined financial and non-financial targets for a three-year performance period. The fair value as of the grant date for each performance share unit award is determined based on fair value derived from a multi-factor Monte Carlo valuation model that simulates our performance of the predetermined targets relative to other companies in our peer group.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.    The following table sets forth our consolidated revenues for the periods indicated (in millions):

Revenues by Segment	Year Ended December 31,
	2013		2012 (Restated)
Proprietary Services	$151.2	52%	$183.5	54%
Multi-client Services	137.5	48%	155.9	46%
Total	$288.7	100%	$339.4	100%

Revenues by Area	Year Ended December 31,
	2013		2012 (Restated)
United States	$186.0	64%	$176.1	52%
International	102.7	36%	163.3	48%
Total	$288.7	100%	$339.4	100%

We recorded revenues of $288.7 million for the year ended December 31, 2013 compared to $339.4 million for the same period of 2012, a decrease of $50.7 million, or 15%.

We recorded revenues from Proprietary Services of $151.2 million for the year ended December 31, 2013, compared to $183.5 million for the same period of 2012, a decrease of $32.3 million, or 18%. The decrease was primarily due to a decrease in revenues international Proprietary operations in the first and second quarters of 2013 and was partially offset by an increase in revenues from Proprietary operations in the United States in the third and fourth quarters of 2013. While we began to transition during 2013 to a greater emphasis on Proprietary Services outside the United States and were able to build backlog in that area during the year, the impact of such emphasis was, for the most part, not realized by revenues received during the year.

Multi-client Services generated revenues of $137.5 million for the year ended December 31, 2013 compared to $155.9 million for the same period of 2012, a decrease of $18.4 million, or 12%. The $137.5 million in Multi-client Services revenues included $59.8 million of pre-commitment revenues and $77.7 million of late sale revenues that included $0.4 million in non-cash data swap transactions.   Late sales revenues for the year ended December 31, 2013 also include a $25.0 million non-refundable license fee recognized in the first quarter of 2013 discussed in further detail in Note 4, “Multi-client Library” to the Consolidated Financial Statements included elsewhere herein.  This compared to $111.1 million of pre-commitment revenues that included $2.1 million in non-cash data swap transactions and $44.8 million of late sale revenues that included $3.2 million in non-cash data swap transactions during the same period of 2012. The decrease in pre-commitment revenues in 2013 as compared to 2012 related to our strategic shift away from Multi-client services and a substantially reduced investment in Multi-client programs in 2013 as compared to 2012. The pre-commitment revenue decrease in 2013 primarily occurred in the third and fourth quarters due to our focus of shifting assets to Proprietary programs. The following table sets forth our consolidated Multi-client Services revenues for the periods indicated (in millions):

	Year Ended December 31,
	2013	2012 (Restated)
Multi-client revenues
Pre-commitments	$59.8	$111.1
Late sales	77.7	44.8
Total revenues	$137.5	$155.9

Operating Expenses.  Total operating expenses decreased by $1.2 million, or 1%, to $261.7 million for the year ended December 31, 2013 from $262.9 million for the year ended December 31, 2012. Operating costs decreased by $1.8 million, or 1%. Multi-client amortization decreased by $3.0 million, or 3%, due to reduced Multi-client Services revenue, offset by an increase in backstop amortization. Depreciation and other amortization increased by $3.6 million, or 12%, primarily due to a decrease of capitalized depreciation associated with the multi-client library.

Multi-client Data Library Impairment. Multi-client data library impairment was $88.2 million for the year ended December 31, 2013, reflecting a decrease in the expected cash flow generation potential of certain portions of the library. Of the $88.2 million recorded, $13.0 million occurred in the first quarter of 2013 and $75.2 million occurred in the fourth quarter of 2013. We did not incur any such impairment charge for 2012.

Goodwill Impairment. Goodwill impairment was $1.4 million for the year ended December 31, 2013 reflecting a $1.0 million charge in the third quarter of 2013 relating to the divestiture of our line-clearing business and a $0.4 million charge relating to our HMS unit in the fourth quarter of 2013. See Note 6 "Goodwill and Intangible Assets". We did not incur any such impairment charge for 2012.

Multi-client Data Library Commission. Multi-client data library commission was $14.8 million for the year ended December 31, 2013 relating to the License and Marketing Agreement executed in the first quarter of 2013. See Note 4 "Multi-Client Library". We did not have any such commission expense for 2012.

Selling, General and Administrative Expenses.  SG&A increased by $0.1 million to $51.4 million for the year ended December 31, 2013, from $51.3 million for the year ended December 31, 2012. This increase is primarily due to higher stock-based compensation expenses in the third and fourth quarters, offset by lower provisions related to bad debt in the first and fourth quarters.

Depreciation (net), Amortization and Multi-client Data Library and Other Impairment.  Total depreciation (net), amortization and Multi-client data library and other impairment increased by $90.4 million, or 67%, to $225.9 million for the period ended December 31, 2013 in comparison to the same period of 2012. The Multi-client Services amortization expense for the year ended December 31, 2013 was $99.9 million, resulting in an increase in our average amortization rate to 73% for the period. Gross depreciation expense for the period ended December 31, 2013 was $37.1 million, of which, $4.1 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $33.0 million. During the period ended December 31, 2013, approximately $10.7 million of library amortization expense was attributable to backstop amortization. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

The following table summarizes our depreciation (net), amortization and Multi-client data library and other impairment for the periods indicated (in millions):

	Year Ended December 31,
	2013	2012 (Restated)

Gross depreciation expense	$37.1	$40.8
Less: capitalized deprecation for Multi-client data library	4.1	11.3
Depreciation (net)	33.0	29.5
Multi-client amortization expense:
Multi-client data library revenue amortization	89.2	94.7
Backstop amortization	10.7	8.2
	99.9	102.9
Amortization expense of intangible assets	3.4	3.1
Multi-client data library impairment	88.2	-
Goodwill impairment	1.4	-
Depreciation (net), amortization and Multi-client data library and other impairment	$225.9	$135.5

Average Multi-client amortization rate for the period	73%	66%

Gross depreciation charges decreased by $3.7 million, to $37.1 million during 2013 due to the sale of certain line clearing assets in the fourth quarter of 2013 and the loss of equipment resulting from a fire in warehouse in Colombia during the second quarter of 2013.

Multi-client amortization and impairment expense decreased by $3.0 million, or 3%, to $99.9 million for the year ended December 31, 2013, compared to $102.9 million for the same period of 2012. The decrease was primarily due to the reduction in Multi-client revenue in 2013.

Interest Expense, Net.  Interest expense, net, increased by $4.0 million, or 13%, to $35.8 million for the year ended December 31, 2013, from $31.8 million for the year ended December 31, 2012. This increase was primarily due to substantially higher interest rates for borrowings under the September 2013 Financing Agreement as compared to borrowings under our previous revolving credit facility, which was refinanced with proceeds of borrowings under the September 2013 Financing Agreement as of September 30, 2013.

Other Income (Expense), Net.  Other expense, net, decreased by $3.1 million to $1.1 million for the year ended December 31, 2013 from $4.2 million for the year ended December 31, 2012. This decrease resulted primarily from the write-off of an investment in an unconsolidated subsidiary in the third quarter of 2012 as compared to no such write-offs occurring in 2013.

Income Tax.    For the year ended December 31, 2013, we had income tax benefit of $3.4 million compared to expense of $20.9 million for the year ended December 31, 2012. [NTD:  Just trying to make the disclosure more understandable.] This change resulted primarily from our recording a valuation allowance of $47.1 million during the year ended December 31, 2013 against certain deferred tax assets.

EBITDA.   We define EBITDA as earnings before interest, taxes, depreciation and amortization, and non-controlling interest. EBITDA is not a measure of financial performance derived in accordance with generally accepted accounting principles (GAAP) and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net loss (in thousands):

	2013	2012 (Restated)

Net loss, attributable to common stockholders	$(153,514)	$(15,586)
Net loss, attributable to non-controlling interests	(312)	(302)
Income tax expense (benefit)	(3,358)	20,903
Interest expense, net	35,845	31,750
EBIT(1)	$(121,339)	$36,765

Add: Multi-client data library amortization	99,879	102,881
Add: Multi-client data library impairment	88,223	-
Add: Depreciation (net) and other amortization(2)	37,826	35,594
EBITDA(1)	$104,589	172,240

(1)  EBIT and EBITDA (as defined in the calculations above) are non-GAAP measures.
(2)  Includes amortization of intangibles and goodwill impairment.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    The following table sets forth our consolidated revenues for the periods indicated (in millions):

Revenues by Segment	Year Ended December 31,
	2012 (Restated)		2011 (Restated)
Proprietary Services	$183.5	54%	$207.1	54%
Multi-client Services	155.9	46%	177.7	46%
Total	$339.4	100%	$384.8	100%

Revenues by Area	Year Ended December 31,
	2012 (Restated)		2011 (Restated)
United States	$176.1	52%	$205.3	53%
International	163.3	48%	179.5	47%
Total	$339.4	100%	$384.8	100%

We recorded revenues of $339.4 million for the year ended December 31, 2012 compared to $384.8 million for the year ended December 31, 2011, a decrease of $45.4 million, or 12%. The decrease is primarily due to decreased Proprietary Services activities in Colombia in 2012 as compared to 2011.

We recorded revenues from Proprietary Services of $183.5 million for the year ended December 31, 2012 compared to $207.1 million for the year ended December 31, 2011, a decrease of $23.6 million, or 11%. Of this amount, the decrease related to Latin America Proprietary Services operations was $42.0 million, largely driven by a decrease in our crew activities in Colombia in 2012 as compared to 2011. In Europe, Africa, and Middle East (“EAME”), during the years ended December 31, 2012 and 2011, we recorded revenues of $33.7 million and $32.0 million, respectively. In North America, we had $48.6 million in revenues from Proprietary Services for the year ended December 31, 2012 compared to $32.0 million for the year ended December 31, 2011, a decrease of $16.6 million, or 34.2%.

We recorded revenues from Multi-client Services of $155.9 million for the year ended December 31, 2012 compared to $177.7 million for the year ended December 31, 2011, a decrease of $21.8 million, or 12%. The $155.9 million in Multi-client revenues included $111.1 million of pre-commitment revenues that included $2.2 million in non-cash data swap transactions and $44.8 million of late sale revenues that included $3.2 million in non-cash data swap transactions. This compared to $127.4 million of pre-commitment revenues that included $1.2 million in non-cash data swap transactions and $50.3 million of late sale revenues that included $1.9 million in non-cash data swap transactions during the same period of 2012. Total pre-commitments that had not been recognized as revenues were $20.0 million and $35.7 million as of December 31, 2012 and 2011, respectively. The following table sets forth our consolidated Multi-client Services revenues for the periods indicated (in millions):

	Year Ended December 31,
	2012 (Restated)	2011
Multi-client revenues
Pre-commitments	$111.1	$127.4
Late sales	44.8	50.3
Total revenues	$155.9	$177.7

Operating Expenses.  Total operating expenses decreased by $36.3 million, or 12%, to $262.9 million for the year ended December 31, 2012 from $299.2 million for the year ended December 31, 2011. Operating costs decreased by $27.9 million, or 18%, to $131.0 million in the year ended December 31, 2012 from $158.9 million in the comparable period in 2011. The decrease resulted primarily from reduced crew activity. Multi-client amortization decreased by $9.9 million, or 9%, due to reduced Multi-client Services revenue, offset by an increase in backstop amortization. Depreciation and other amortization increased by $1.5 million, or 5%, primarily due to a decrease of capitalized depreciation associated with the multi-client library.

Selling, General and Administrative Expenses.  SG&A increased by $7.3 million, or 17%, to $51.3 million for the year ended December 31, 2012, from $44.0 million for the year ended December 31, 2011. This increase is primarily due to higher headcount and compensation expenses and an increase in bad debt expenses recorded in the first and fourth quarters.

Depreciation (net), Amortization and Multi-client Data Library and Other Impairment.  Total depreciation (net), amortization and Multi-client data library and other impairment decreased by $7.5 million, or 5%, to $135.5 million for the period ended December 31, 2012 in comparison to the same period of 2011. The Multi-client Services amortization expense for the period ended December 31, 2012 was $102.9 million, resulting in an increase in our average amortization rate to 66% for the period. Gross depreciation expense for the period ended December 31, 2012 was $40.8 million, of which, $11.3 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $29.5 million. During the period ended December 31, 2012, approximately $8.2 million of library amortization expense was attributable to backstop amortization. Backstop amortization represents the non-cash charges recorded to ensure each individual survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

The following table summarizes our depreciation (net), amortization and Multi-client data library and other impairment for the periods indicated (in millions):

	Year Ended December 31,
	2012 (Restated)	2011 (Restated)

Gross depreciation expense	$40.8	$45.2
Less: capitalized deprecation for Multi-client library	11.3	16.9
Depreciation (net)	29.5	28.3
Multi-client amortization expense:
Multi-client data library revenue amortization	94.7	107.1
Backstop amortization	8.2	5.7
	102.9	112.8
Amortization expense of intangible assets	3.1	1.9
Goodwill impairment	-	-
Depreciation (net), amortization and Multi-client data library and other impairment	$135.5	$143.0

Average Multi-client amortization rate for the period	66%	63%

Gross depreciation charges decreased by $4.4 million, to $40.8 million during 2012 as some of our older equipment is nearing full depreciation and capital investment in recent quarters has been less than our historical average.

Multi-client amortization expense was $102.9 million for the year ended December 31, 2012, compared to Multi-client amortization of $112.8 million for the same period of 2011. Multi-client amortization decreased by $9.9 million, or 9%, as a result of the decrease in Multi-client Services revenues, primarily occurring in the fourth quarter of 2012.

Interest Expense, Net.  Interest expense, net, increased by $6.5 million, or 26%, to $31.8 million for the year ended December 31, 2012, from $25.3 million for the year ended December 31, 2011. This increase in interest expense was primarily due to the issuance in March 2012 of $50.0 million aggregate principal amount of our 10.5% senior notes due 2017 (see Note 8 “Debt”) and increased borrowings under our prior revolving credit facility.

Other Income (Expense), Net.  Other expense, net, increased by $3.7 million to $4.2 million for the year ended December 31, 2012 from $0.5 million for the year ended December 31, 2011. The primary reasons for the increase were $1.7 million of foreign exchange losses, primarily booked in the second quarter of 2012, and a loss of $1.8 million on the write-off of an investment in an unconsolidated subsidiary in the third quarter of 2012.

Income Tax.    For the year ended December 31, 2012, we had income tax expense of $20.9 million compared to an expense of $12.6 million for the year ended December 31, 2011. During the year ended December 31, 2012, an income tax charge of $14.3 million was recorded in the fourth quarter related to foreign tax credits in the U.S. and the limitations on utilizing those tax credits.

EBITDA.   We define EBITDA as earnings before interest, taxes, depreciation and amortization, and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with GAAP and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (loss) (in thousands):

	2012 (Restated)	2011 (Restated)

Net income (loss), attributable to common stockholders	$(15,586)	$4,933
Net loss, attributable to non-controlling interests	(302)	(22)
Income tax expense (benefit)	20,903	12,593
Interest expense, net	31,750	25,329
EBIT(1)	$36,765	$42,833

Add: Multi-client data library amortization	102,881	112,802
Add: Multi-client data library impairment	-	-
Add: Depreciation (net) and other amortization(2)	32,594	30,223
EBITDA(1)	$172,240	185,858

(1)  EBIT and EBITDA (as defined in the calculations above) are non-GAAP measures.
(2)  Includes amortization of intangibles and goodwill impairment.

Liquidity and Capital Resources

Liquidity

Prior to 2013, we placed a substantial emphasis on our Multi-client Services segment and building up our Multi-client library with external sources of financing.  In fiscal years 2010, 2011 and 2012, our net cash used in investing activities exceeded our net cash provided by operating activities by $96.9 million, $64.8 million and $45.1 million, respectively.  In those periods, we invested $201.2 million in 2010, $199.4 million in 2011 and $179.6 million in 2012, respectively, in our Multi-client library.  We financed these investing activities, including our investments in our Multi-client library, primarily from issuances of long-term debt, our revolving credit facility and, for 2010, also issuances of equity securities.  Our net investment in Multi-client library increased from $145.9 million at year end 2010 to $232.5 million at year end 2011 and to $309.2 million at year end 2012.

We reported net losses of $42.2 million in 2010 and $15.6 million in 2012.  We reported net income of $4.9 million in 2011.  At year end 2012, we had liquidity (available cash and undrawn borrowing capacity under our revolving credit facility) of $29.3 million and backlog of $101.3 million, as compared with backlog of $200.7 million at the end of 2011.

During the latter part of 2012, following a change in executive leadership at the Company, the Company made a strategic decision to increase its emphasis on Proprietary Services in what it viewed to be a more lucrative international market and decrease its emphasis on Multi-client Services in the increasingly competitive U.S. market.  During this transition period of 2013, we increased our Proprietary Services backlog.

This change in emphasis on international Proprietary Services vs. Multi-Client Services impacted our liquidity during 2013 and continues to impact our liquidity.  Historically, our primary internal sources of liquidity have been cash generated by the Proprietary Services and Multi-Client Services provided to our clients, and, from time to time, we receive proceeds from sales of non-core assets. Our primary external sources of liquidity have been borrowings under our credit facilities, debt and equity offerings and equipment financings such as operating and capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews' energy sources, and investments in our Multi-client library.  With the increased emphasis on international Proprietary Services as described above also came increased expenses and working capital needs for mobilizing personnel and equipment to various foreign locations and increased costs of complying with local regulatory requirements, which expenses and working capital needs are difficult to forecast and require expenditures in advance, in cases months in advance, of when project revenues are received.

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our previous revolving credit facility, as the need arises.  However, limitations in our debt agreements became increasingly restrictive during 2013, including a scheduled reduction in available capacity under our revolving credit facility from $80 million to $67.5 million at September 30, 2013.  We were able to refinance our prior revolving credit facility with the September 2013 Financing Agreement, but this agreement (i) provided for a term facility with scheduled amortization, (ii) provided no available borrowing capacity, and (iii) imposed further limitations and restrictions, including more restrictions on our ability to incur or guarantee additional indebtedness or to grant additional liens on our assets.  When considered in combination with our low share price, these events began to severely limit our access to additional debt and equity capital, resulting in our being almost exclusively dependent on our internal sources of liquidity. For this reason, during 2013 we increased our focus on enhancing operating cash flows, remaining fully pre-funded on investments in our Multi-client library, increasing the weighting of Proprietary Services revenues as a percentage of total revenues and pursuing selective asset sales as means of providing liquidity. During 2013, we also explored several asset sale and other transactions that would have, if executed, improved our balance sheet and liquidity.  However, we were not able to consummate these transactions.  While we focused on improving our liquidity during 2013, we previously reported that events beyond our control could affect our results of operations, financial condition and liquidity.  Our liquidity fluctuated during the year, at June 30, 2013 we reported our liquidity was $10.8 million, with only $0.1 million of borrowing capacity under our previous revolving credit facility.  At year end, our liquidity was $18.9 million, with no available borrowing capacity under our September 2013 Financing Agreement or other lines of credit.

While we increased our backlog in the first two months of 2014, we experienced a number of adverse developments that, taken together, materially and adversely impacted our liquidity in the first part of 2014.  These developments included higher than anticipated working capital requirements associated with project start-up costs for new international projects; reduced revenues attributable to reductions in programs in Colombia; higher than anticipated project costs and increases in estimated taxes; slower than anticipated production in Kenya; and project cancellations in Libya due to security concerns.  Contracts for providing our international proprietary services generally require us to incur working capital for start-up expenditures well in advance of when we receive revenues and cash flows under such contracts, which negatively impacts our liquidity during the early phases of such contracts. We also recorded in the fourth quarter of 2013 an impairment of our Multi-client library in the amount of $75.2 million, reflecting a decrease in the expected cash flow generation potential of certain portions of such library.

While focused on improving liquidity through the actions described above, in March 2014 we retained and began working with financial advisors to evaluate our financial condition and to assist us in reviewing financial and strategic alternatives for addressing our liquidity needs, including obtaining additional capital and/or a financial restructuring. In this connection, we and our financial advisors began discussions with certain of our creditors, including discussions leading to entering into a Forbearance Agreement with our senior secured lenders under which such lenders agreed to forbear from exercising any rights and remedies in connection with certain then existing or possible future defaults and events of default.  During March 2014, however, our liquidity continued to deteriorate.

By letter dated March 24, 2014, our senior secured lenders accelerated the payment of the Company’s obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million.  Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the respective obligations.

The combination of these events led us to seek protection from our creditors under the Bankruptcy Code by filing the Voluntary Petitions on March 25, 2014. See “Item 1. Business—Voluntary Reorganization under Chapter 11” starting on page 3 for discussion of the Chapter 11 filing and Bankruptcy Case.

We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern. See “Item 1.  Business—Going Concern.” For additional information relating to our debtor-in-possession financing and related matters, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Capital Resources -- Debtor-in-Possession Financing.”

For the periods indicated, we had available liquidity as follows (in millions):

	December 31,
	2013	2012

Available Cash	$18.9	$23.4
Undrawn borrowing capacity under Revolving Credit Facility(1)	-	5.9
Total available liquidity	$18.9	$29.3

(1)  Borrowings under the Revolving Credit Facility were subject to certain limitations under provisions of our senior notes indenture.  As of December 31, 2012, undrawn borrowing capacity was limited to $2.1 million resulting in net availability of $3.8 million.

We are also required to post letters of credit or performance bonds in connection with a number of our seismic data acquisition contracts as security for the performance of our obligations under those contracts. Letters of credit totaling $1.0 million were secured with the cash identified as “Restricted cash investments” on our balance sheet as of December 31, 2013.

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

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012 (Restated)	2011 (Restated)

Net income and adjustments to reconcile net income (loss) to net cash	$64.1	$123.5	$155.9
Effects of changes in operating assets and liabilities	(5.9)	(1.6)	(20.8)
Cash flows from operating activities	58.2	121.9	135.1
Cash flows from investing activities	(60.7)	(167.0)	(199.9)
Cash flows from financing activities	(2.0)	46.9	58.1
Net increase (decrease) in cash and cash equivalents	$(4.5)	$1.8	$(6.7)

Operating Activities.   Historically, we have relied primarily on cash flows from operations to fund working capital for current and future operations. During 2013, we also funded some of our working capital needs from proceeds of asset sales, including sales of seismic equipment and proceeds from a $25 million license fee received upon execution of a license and marketing agreement entered into with a third party in the first quarter of 2013 as described in Note 4 to the Notes to the Consolidated Financial Statements. Net cash provided by operating activities totaled $58.2 million, $121.9 million and $135.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. This represented a decrease in operating cash flows of $63.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in operational cash flow in 2013 resulted primarily from a decrease in operating income during the period.

Investing Activities.   Cash used in investing activities totaled $60.7 million, $167.0 million and $199.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $106.3 million decrease in cash used in investing activities in 2013, as compared to 2012, was primarily the result of reduced expenditure for property and equipment and reduced investment in Multi-client library in 2013.

Investing activities in the years ended December 31, 2013, 2012 and 2011 consisted primarily of the acquisition of new seismic data recording equipment, seismic energy sources, vehicles and vessels, and other equipment needed to outfit new and existing crews. Investments in our Multi-client seismic data library totaled $67.1 million and $164.6 million for the years ended December 31, 2013 and 2012, respectively. In addition, we financed $2.4 million, $7.6 million and $14.5 million of our equipment purchased through capital leases in the years ended December 31, 2013, 2012 and 2011, respectively. These are included on our Statements of Cash Flows and in Note 15 - Supplemental Cash Flow Information in the Notes to our Consolidated Financial Statements. Investing activities in 2014 are expected to consist primarily of investments in our Multi-client seismic data library and equipment purchases. The following table sets forth our investment in our Multi-client library for the periods indicated (in millions):

	Year Ended December 31,
	2013	2012 (Restated)
Multi-client investment (period)
Cash	$67.1	$164.6
Capitalized depreciation (1)	4.1	11.3
Non-cash data swaps (2)	0.1	3.7
Total	$71.3	$179.6

Investment (cumulative)
Cash	$640.1	$573.0
Capitalized depreciation (1)	59.5	55.4
Non-cash data swaps (2)	27.1	27.0
Total	726.7	655.4

Cumulative amortization and impairment	534.3	346.2
Multi-client net book value	$192.4	$309.2

(1)  Represents capitalized cost of the equipment, owned or leased, and used in connection with Multi-client Services.
(2)  Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities.   Cash from financing activities decreased by $48.9 million in the year ended December 31, 2013 as compared to 2012. In the years ended December 31, 2013, 2012 and 2011, financing activities used $2.0 million, generated $46.9 million and $58.1 million, respectively. On September 30, 2013, we received $82.8 million in proceeds from borrowings under our September 2013 Financing Agreement to refinance the outstanding balance of our prior revolving credit facility and to pay related fees and expenses. In December 2013, we received net proceeds of $7.1 million from the issuance of 347,827 Depositary Shares each representing a 1/1,000th interest in a share of our 11.5% Series A Cumulative Preferred Stock, with a liquidation preference of $25,000.00 per preferred share ($25.00 per Depositary Share).

Please see our Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for more information on our historical operating, investing, and financing cash flows.

Capital Resources.

See Notes 8 and 18 to our Consolidated Financial Statements for additional discussion relating to our indebtedness and our Depositary Shares and Series A Cumulative Preferred Stock.

Events of Default on Indebtedness

By letter dated March 24, 2014, TPG Specialty Lending, Inc. (“TSL”), as collateral agent, administrative agent and lender under the September 2013 Financing Agreement, dated as of September 30, 2013, between the Company, as borrower, certain subsidiary guarantors listed therein, and the other lenders and agents party thereto, accelerated the payment of our obligations under the September 2013 Financing Agreement.  The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million.  Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and would allow the holders of such debt to accelerate the respective obligations, subject to the provisions of the Bankruptcy Code.  The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013.  As a result, all debt obligations of the Company have been classified as current in the Consolidated Balance Sheet of the Company at December 31, 2013.

Additionally, the filing of the Voluntary Petitions described above constituted an event of default or otherwise triggered repayment obligations under the express terms of certain instruments and agreements relating to direct financial obligations of certain of the Debtors (the “Debt Documents”).  As a result of such an event of default or triggering event, all obligations under the Debt Documents, by the terms of the Debt Documents, have or may become due and payable, subject to the provisions of the Bankruptcy Code.  We believe that any efforts to enforce payment obligations against the Debtors under the indentures governing the Senior Notes or the Debt Documents are stayed as a result of the filing of the Voluntary Petitions in the Court.  The material Debt Documents, and the approximate principal amount of debt outstanding thereunder as of March 25, 2014, includes $250 million aggregate principal amount of Senior Notes, approximately $6.9 million of bank debt owed to lenders in Colombia and approximately $4.7 million in capital leases relating to various pieces of equipment.

Debtor-in-Possession Financing

In connection with filing the Voluntary Petitions, the Debtors filed motions seeking Bankruptcy Court approval of a senior secured debtor-in-possession credit facility, as detailed in a commitment letter and term sheet, among the Company, as borrower, each of the direct and indirect domestic subsidiaries of the Company designated therein, as guarantors, certain holders of the Senior Notes (collectively, the “Backstop Parties”), and Wilmington Trust, National Association, as administrative agent and collateral agent. The initial debtor-in-possession credit facility provided for a super-priority senior secured term loan facility in an aggregate principal amount of $60 million to be drawn upon in two or more tranches: (i) $25 million (the “Initial DIP Loan”) upon entry of the interim order of the Bankruptcy Court (the “Interim Order”); and (ii) $35 million upon entry of an order by the Bankruptcy Court approving the loans on a final basis (the “Final Order”).

On March 28, 2014, the Bankruptcy Court entered the Interim Order approving the Initial DIP Loan over the objection of the Debtors’ prepetition secured lenders, and the Initial DIP Loan was funded.

On April 14, 2014, the Debtors filed a supplemental motion for entry of a final order authorizing the Debtors to obtain postpetition financing, refinance the prepetition secured indebtedness and approve a related settlement with the prepetition secured lenders, including authorizing the Debtors to enter into a senior secured postpetition financing agreement in an aggregate principal amount of up to $151.9 million, pursuant to the terms of a Financing Agreement dated as of April 14, 2014 (the “Replacement DIP Credit Facility”), among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent for the lenders and as collateral agent for the Lenders.  The Replacement DIP Credit Facility provides for a super-priority senior secured term loan facility in an aggregate principal amount of $151.9 million to be drawn upon in two or more tranches: (i) the Initial DIP Loan of $25.0 million, which was drawn on March 28, 2014 following entry of the Interim Order; and (ii) an additional $126.9 million (the “Final DIP Loan”) that would be available upon entry of the Final Order.  The motion for approval of the Replacement DIP Credit Facility was filed on a consensual basis reflecting a settlement agreement, subject to Bankruptcy Court approval, among the Debtors, the Backstop Parties and the Debtors’ prepetition secured lenders that would resolve certain disputes among the parties, thereby avoiding the significant cost, delays and uncertainty of litigation, and provide consensual debtor-in-possession financing for the Debtors.

On April 25, 2014, the Bankruptcy Court entered the Final Order approving the Replacement DIP Credit Facility and related settlement agreement and the Final DIP Loan was funded.

The proceeds of the Initial DIP Loan are available for general corporate purposes of the Debtors during the Bankruptcy Case (including payment of certain fees and expenses), working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Final DIP Loan will be used, in part, to repay, in full, the indebtedness under the September 2013 Financing Agreement (including payment of certain fees and expenses) and for general corporate purposes of the Debtors during the Bankruptcy Case, working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case.  The Initial DIP Loan bears interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%.  The Final DIP Loan will be split into two tranches consisting of $35.0 million of Term A Loans (“the Term A Loans”) and $91.9 million of Term B loans (the “Term B Loans” and, together with the Initial DIP Loan and the Term A Loans, the “DIP Loans”).  The Term A Loans will bear interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%.  The Term B Loans will bear interest, at the Company’s option, at either LIBOR plus 10.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 9.50%. During the continuance of an event of default under the Replacement DIP Credit Facility, an additional default interest rate equal to 2% per annum would apply. The Replacement DIP Credit Facility also provides for certain additional fees payable to the agent and lenders.

The DIP Loans will mature on the earliest to occur of: (i) June 25, 2015; (ii) the consummation of a sale or other disposition of all or substantially all of the assets of the Debtors; (iii) the substantial consummation (as defined in section 1101 of the Bankruptcy Code) of a plan of reorganization filed in the Bankruptcy Case that is confirmed pursuant to an order entered by the Bankruptcy Court; (iv) the date that an order of the Bankruptcy Court is entered approving a debtor-in-possession financing loan for the Company other than as provided for in the Replacement DIP Credit Facility; and (v) the acceleration of the loans and the termination of the commitments under the Replacement DIP Credit Facility.

The obligations of the Debtors under the Replacement DIP Credit Facility will be secured by a first priority perfected security interest in substantially all assets owned by the Debtors.

The loans under the Replacement DIP Credit Facility are subject to mandatory prepayments in certain instances including, without limitation, with net proceeds of certain asset dispositions, casualty or condemnation events, equity and debt issuances and extraordinary receipts.

The Replacement DIP Credit Facility provides for representations and warranties, affirmative and negative covenants (including a budget variance covenant with a cushion of 15%), reporting requirements and events of default customary for similar debtor-in-possession financings.

September 2013 Financing Agreement

The September 2013 Financing Agreement, which is subject to the provisions of the Bankruptcy Code, provides for (i) a senior secured first lien term loan A in the amount of $82.8 million and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million (together with term loan A, the “Facility”).  The term loan A was funded at closing, and the proceeds of the term loan A were used to pay in full indebtedness outstanding under the Company’s previous revolving credit facility with Bank of America, N.A. and to pay related fees and expenses.  The commitments in respect of the term loan B have been terminated.

The September 2013 Financing Agreement has a stated maturity of September 30, 2016. The entire outstanding principal amount of borrowings under the September 2013 Financing Agreement have been satisfied with a portion of the DIP Loans.  Borrowings under the September 2013 Financing Agreement were guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of our assets and those of the guarantors.

Under the September 2013 Financing Agreement, loans bear interest, at our option, at either LIBOR plus 9.75% (subject to a LIBOR floor of 1%) or the alternate base rate (the highest of the federal funds effective rate plus ½ of 1%, the Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 4%) plus 8.75%.

The September 2013 Financing Agreement included maintenance of the following financial covenants (in each case tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter and commencing as of the last day of the fiscal quarter ending December 31, 2013): (1) a Consolidated EBITDA (as defined in the September 2013 Financing Agreement) to Consolidated Fixed Charges (as defined in the September 2013 Financing Agreement) ratio of at least 1.00:1.00 initially and increasing to 1.25:1.00 over time, (2) a Consolidated Secured Leverage Ratio (as defined in the September 2013 Financing Agreement) of not more than 1.75:1.00 initially and decreasing to 1.00:1.00 over time, and (3) for any fiscal quarter in which Consolidated EBITDA for the period of four fiscal quarters then ended does not exceed the aggregate principal amount of loans outstanding under the Facility at such time, a net book value of Multi-client data greater than the aggregate principal amount of loans outstanding under the Facility.  In addition, the September 2013 Financing Agreement requires the maintenance at all times of Consolidated Liquidity (as defined in the September 2013 Financing Agreement) of at least $10.0 million.

In addition, the September 2013 Financing Agreement contained various covenants that, among other restrictions, limit the Company’s ability to create, issue, incur or assume indebtedness; create, incur or assume liens; engage in mergers or acquisitions; sell, transfer, assign or convey assets; repurchase the Company’s equity, make distributions to the Company’s equity holders and make certain other restricted payments; make investments; modify the terms of certain material agreements or prepay certain indebtedness; engage in transactions with affiliates; enter into certain burdensome agreements; enter into sale-leaseback arrangements; change the nature of the Company’s business; and make certain amendments to the Company’s organizational documents.  The September 2013 Financing Agreement also contains customary events of default.

Senior Notes

The Senior Notes, which are subject to the provisions of the Bankruptcy Code, represent general unsecured, senior obligations of the Company. The Senior Notes are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries on a senior unsecured basis.

The indentures governing the Senior Notes, which are subject to the provisions of the Bankruptcy Code, contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to sell assets; pay dividends or make other distributions on capital stock or subordinated indebtedness; make investments; incur additional indebtedness or issue preferred stock; create certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with affiliates; and create unrestricted subsidiaries.  The indentures also contain customary events of default.

Promissory Notes. From time to time, we have issued short term promissory notes to various financial institutions to finance equipment purchases and working capital needs.  The balance outstanding under these promissory notes as of December 31, 2013 and 2012 was $9.2 million and $10.4 million, respectively, at weighted average interest rates of 7.6% and 9.1%, respectively.

In January 2011, we issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note as of December 31, 2013 and 2012 was $0.6 million and $0.8 million, respectively.

Capital Leases. From time to time, we have entered into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of December 31, 2013 and 2012 was $5.8 million and $9.8 million, respectively, at weighted average interest rates of 5.7% and 5.3%, respectively.

Letter of Credit Facility. In February 2007, we entered into a $10.0 million revolving line of credit which is secured by restricted cash. The terms of the letter of credit facility only allows for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time. As of December 31, 2013 and 2012, the letters of credit outstanding were $1.0 million and $1.8 million, respectively.

Capital Expenditures. Capital expenditures for the years ended December 31, 2013, 2012 and 2011 were $84.0 million, $216.5 million and $233.5 million, respectively. The $84.0 million capital expenditures in 2013 consisted of $12.7 million of cash investments in property and equipment and $71.3 million invested in our Multi-client library. The multi-client investment for 2013 was comprised of a cash investment of $67.1 million, $4.1 million in capitalized depreciation, and $0.1 million in non-cash data exchange. In 2012, we invested $179.6 million in our Multi-client data library, comprised of $164.6 million in cash investment, $11.3 million in capitalized depreciation and $3.7 million of non-cash data exchange.

We also expect that our capital expenditures and investment in our Multi-client library going forward may be affected while we operate as a debtor-in-possession during our Bankruptcy Case.

We continuously reevaluate our capital budget based on market conditions and other factors and may defer or accelerate capital expenditures depending on market conditions or our financing arrangements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the year ended December 31, 2013.

Contractual Obligations

The following table summarizes the pre-petition payments due in specific periods related to our contractual obligations as of December 31, 2013 (in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations(1)	$342,075	$342,075	$-	$-	$-
Capital lease obligations	5,764	5,764	-	-	-
Operating lease obligations	10,657	8,470	1,975	212	-
Total	$358,496	$356,309	$1,975	$212	$-

(1)	Includes unamortized discount.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

In the normal course of operations, we are exposed to market risks primarily from credit risk, changes in interest rates and foreign currency exchange rate risks.

Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of our expectations. We believe that our unreserved trade receivables at December 31, 2013, are collectible and our allowance for doubtful accounts is adequate.

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

Our cash held in bank accounts in the U.S. may exceed federally insured limits. Subsequent to the Chapter 11 filing, these bank accounts are now considered debtor-in-possession accounts in the U.S. and therefore become fully collateralized in the respective banks.

Interest Rate Risk

Fluctuations in the general level of interest rates on our current and future fixed and variable debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and any future debt. At December 31, 2013, we were exposed to interest rate fluctuations on our September 2013 Financing Agreement carrying variable interest rates.

Foreign Currency Exchange Rate Risk

We conduct business in many foreign countries. We are subject to foreign exchange risks because our contracts may, from time-to-time, be denominated in currencies other than the U.S. dollar while a significant portion of our operating expenses and income taxes accrue in other currencies. Movements in the exchange rates between the U.S. dollar and other currencies may adversely affect our financial results. Historically, we have not attempted to hedge foreign exchange risk. For the year ended December 31, 2013, approximately 10% of our revenues were recorded in foreign currencies, and we recorded net foreign exchange loss of $0.4 million. We attempt to match our foreign currency revenues and expenses in order to balance our net position of receivables and payables in foreign currency. Nevertheless, during the past three years, foreign-denominated revenues have exceeded foreign-denominated payables primarily as a result of contract terms required by our national oil company clients. Our management believes that this will continue to be the case in the future.

Inflation Risk

We do not believe that inflation has had a significant impact on our business, results of operations or financial condition during the most recent three years.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Form 10-K. As described below under Management’s Annual Report on Internal Control over Financial Reporting, we have identified material weaknesses as of December 31, 2013.  As a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

In light of the material weaknesses, in preparing our Consolidated Financial Statements as of and for the fiscal year ended December 31, 2013, we performed additional analyses and other post-closing procedures in an effort to ensure our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. Additionally, during the last quarter of 2013 and first quarter of 2014, we began to implement additional controls and procedures, as discussed below, that are intended to remediate the material weaknesses identified as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Effective internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our Financial Statements and the process of preparation of those statements. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our Consolidated Financial Statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our Consolidated Financial Statements would be prevented or detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to the material weaknesses described below.

Entity Level Controls (Control Environment)

Management concluded that during 2013, we did not maintain an effective control environment. The control environment, which is the responsibility of management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for all other components of internal control over financial reporting. The deficient control environment was reflected in our inability to properly account for certain operational processes and transactions which were not supportive of an effective and efficient internal control environment. Management has determined that this was primarily attributable to the following:

1.           A financial reporting structure with clearly established responsibilities was not maintained to support the pursuit of business objectives. We experienced significant turnover in key accounting and finance positions during the year. Transition plans and clear business processes and procedures were not in place to establish accountability and allow continuity.

2.           Our lack of resources, in terms of personnel, technical expertise and institutional knowledge to address certain of the financial and tax reporting aspects of our multi-national operations, was not assessed timely to address the resource shortages in certain areas requiring expertise.

As a result of the material weaknesses, our controls over various process areas impacting financial close and reporting were deficient. This resulted in the recording of a number of post-closing adjustments to our 2013 Consolidated Financial Statements. The adjustments primarily affected revenue recognition in Latin America, capitalized research and development costs, sales and use tax liabilities, gains on disposal of assets, and stock-based compensation expenses.

UHY LLP has audited our internal control over financial reporting as of December 31, 2013; their report is included in the “Report of Independent Registered Public Accounting Firm” on page F-3.

Changes in Internal Controls over Financial Reporting

During the last half of 2013, we hired an Internal Audit Director to establish the Internal Audit Department.  Moreover, we intend to significantly upgrade the accounting and finance staff by hiring additional professionals with experience in designing, implementing and managing global accounting and finance organizations with effective policies, procedures and processes as described below under “Remediation of the Material Weakness in Internal Control over Financial Reporting.”

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

Management has already begun to implement a program to remediate the material weaknesses identified. In early 2014, we initiated role and responsibility changes in our accounting and finance group, commencing with the appointment of a new Chief Financial Officer.  In addition, during the last half of 2013, we hired an Internal Audit Director to begin to establish the Internal Audit Department. These personnel have extensive experience in the design, implementation and enforcement of an effective control environment. We also have plans to enhance our corporate accounting function by creating and filling several positions to support our global business operations. This includes an industry sector Chief Accounting Officer, a Financial Reporting Manager, a Tax Director, and other supporting staff in various finance and/or accounting departments.

In addition, we have plans to expand and strengthen our processes, procedures and controls surrounding various areas impacting financial reporting and which required adjustments to the 2013 Consolidated Financial Statements as further discussed in Note 21 to the Notes to Consolidated Financial Statements in Item 8. We are implementing and strengthening clear policies and procedures designed to improve transparency in global financial and operational transactions and also support business continuity to allow a sustainable and effective control environment.

Management believes that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures and, over time, remediate the material weaknesses that the Company identified in its internal control over financial reporting as of December 31, 2013.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Current Directors and Executive Officers

The following table sets forth certain information regarding our eight directors as of April 29, 2014:

Name	Age	Position(s)
Richard C. White	58	Chairman of the Board, Director
Karl F. Kurz	52	Director
Damir S. Skerl	74	Director
George E. Matelich	57	Director
Joseph P. McCoy	63	Director
Stanley de J. Osborne	43	Director
Michael C. Forrest	80	Director
Michael S. Bahorich	57	Director

The following table sets forth certain information regarding our six executive officers as of April 29, 2014:

Name	Age	Position(s)
Richard C. White	58	President and Chief Executive Officer
P. Mathew Verghese	49	Executive Vice President and Chief Operating Officer
Sean M. Gore	46	Senior Vice President and Chief Financial Officer
James E. Brasher	65	Senior Vice President and General Counsel
Thomas J. Fleure	52	Senior Vice President, Geophysical Technology
Ross G. Peebles	50	Senior Vice President, North America

Changes in Directors and Executive Officers during 2013 and 2014

The following table sets forth a summary of the changes to our directors and executive officers, during fiscal years 2013 and 2014:

Name	Change	Position(s)	Month/Year
Richard A. Degner	Resigned	Non-Executive Chairman of the Board and Director	January, 2013
Richard C. White	Appointed	Chairman of the Board	January, 2013
Jesse Perez, III	Resigned	Chief Accounting Officer	February, 2013
Christopher P. Graham	Resigned	Senior Vice President, Secretary and General Counsel	February, 2013
James E. Brasher	Appointed	Senior Vice President, General Counsel and Secretary	March, 2013
James E. Brasher	Title Change	Senior Vice President and General Counsel	October, 2013
P. Mathew Verghese	Title Change	Executive Vice President and Chief Operating Officer	January, 2014
Sean M. Gore	Appointed	Senior Vice President and Chief Financial Officer	January, 2014
Ross G. Peebles	Title Change	Senior Vice President, North America	March, 2014

Biographies of Directors

Set forth below is a brief biography of each of the current members of the Board of Directors (the “Board of Directors” or the “Board”).

Richard C. White was appointed as our President and Chief Executive Officer in October 2012, and elected as a director in December 2012 and Chairman of the Board of Directors in January 2013. Before joining the Company, Mr. White served as the President and Chief Executive Officer of NuTec Energy Services Inc. He held that position from October 2001 until his retirement in September 2002. Mr. White was the Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as Vice President of Baker Hughes Incorporated from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White also previously served on the board of directors of Geospace Technologies Corp. (formerly OYO Geospace Corp.) from 2008 through the date of his appointment at the Company; OMNI Energy Services Corp. from 2001 through 2010; and VGS Seismic Canada, Inc. from 2005 through 2009. Mr. White received a degree in Earth Science from Bloomsburg University in 1978. The Board believes that Mr. White’s extensive operational and executive experience in the geophysical business, including his experience as our President and Chief Executive Officer, provides substantial operational and executive leadership and experience for our operations.

Karl F. Kurz joined us in December 2010 and serves as a member of our Board of Directors and Chairman of the Compensation Committee. Mr. Kurz currently is a private investor. From September 2009 through September 2012, he worked for CCMP Capital Advisors, LLC (a global private equity firm specializing in buyouts and growth equity investments) as its Managing Director and Co-Head of the Energy Group. Previously, Mr. Kurz served as the Chief Operating Officer for Anadarko Petroleum Corporation, from December 2006 through March 2009 where he had responsibility for global exploration and production, marketing, midstream, land, technology, and engineering services. Mr. Kurz joined Anadarko in 2000 as Manager, Energy Marketing. He was promoted to Vice President, Marketing in November 2003, to Senior Vice President, Marketing, and General Manager, U.S. Onshore in May 2005 and to Senior Vice President, North America Operations, Midstream and Marketing in August 2006. He began his career with ARCO Oil & Gas Company in 1983 and spent seven years in various upstream roles, with a focus on reservoir and production engineering. In 1990, he continued his career with a move into ARCO Oil & Gas Company’s Crude Oil Marketing Department. Mr. Kurz became Manager of Vastar Resources, Inc.’s Crude Oil and NGL Marketing Department in 1995 and was promoted to General Manager of Midstream and Marketing in 1998. Mr. Kurz holds a Bachelor of Science in petroleum engineering from Texas A&M University, graduating Magna Cum Laude in 1983. He is also a graduate of Harvard’s Advanced Management Program in 2008. Mr. Kurz has served on the Board of Directors of Natural Gas Supply Association, the American Petroleum Institute, and the Independent Petroleum Association of America.  Mr. Kurz also served on the board of Western Gas Partners (WES) from December 2007 through March 2008, and currently serves on the Board of SemGroup (SEMG) Corporation and WPX EnergyInc. (WPX). He also chairs the Compensation Committee of SemGroup (SEMG) Corporation. The Board believes that Mr. Kurz, with over thirty years of energy industry experience, including experience in executive management, operations, midstream, marketing, business development and planning, provides us with valuable insight with regard to operations and business development from the perspective of an independent oil company.

Damir S. Skerl joined us in June 2005 and serves as a member of our Board of Directors and Chairman of the Nominating and Governance Committee. Mr. Skerl currently serves as President of Skerl & Associates, LLC, an engineering consulting company, a position he has held since December 1998, and Chief Executive Officer and Chairman of the Board of Directors of Smart Drilling and Completion, Inc., a company that owns proprietary drilling technology ("SDCI"), positions he has held since March 2000. From August 1998 to December 1999, Mr. Skerl served as Senior Vice President, Oilfield Operations for Baker Hughes Inc. From December 1990 to August 1998, Mr. Skerl served as Executive Vice President of Western Atlas International, Inc., and as President of Western Atlas Logging Services from August 1992 to August 1998 and as Executive Vice President of Western Atlas, Inc. from August 1996 to August 1998. Prior to that time, Mr. Skerl worked at Western Geophysical, where he served as Senior Vice President of International Operations and as a technical manager of seismic data processing. Mr. Skerl is a director of PrimeGeoscience, Inc. Mr. Skerl received a Bachelor of Science in Applied Geophysics and Geology of Mineral Resources from University of Zagreb, Croatia. The Board believes that Mr. Skerl brings knowledge of the technical aspects of oilfield services and overseas operations, which significantly contributes to our business planning and development.

George E. Matelich joined us in December 2006 and serves as a member of our Board of Directors. Mr. Matelich currently serves as a Managing Director of Kelso & Company, L.P., a private equity firm (“Kelso”). He joined Kelso in January 1985, after serving in the mergers and acquisitions and corporate finance departments at Lehman Brothers Kuhn Loeb from September 1982 to December 1984. From June 1978 to August 1980, Mr. Matelich was a consultant with Ernst & Ernst. Mr. Matelich is also a director of EACOM Timber Corporation, Hunt Marcellus, LLC and Venari Resources, LLC. Mr. Matelich was previously a trustee of the University of Puget Sound, serves as a Chairman of the Board of the American Prairie Foundation, and is a member of the Stanford Graduate School of Business Advisory Council. Mr. Matelich was a director of CVR Energy, Inc. from 2006 to 2012; CVR GP, LLC from 2007 to 2011and Shelter Bay Energy, Inc. from 2008 to 2010. He received a Bachelor of Arts in Business Administration, summa cum laude, from the University of Puget Sound and a Masters of Business Administration from the Stanford Graduate School of Business. The Board believes that Mr. Matelich's prior experience as a director for several companies, as well as his affiliation with our largest stockholder, further aligns our interests with those of our stockholders.

Joseph P. McCoy joined us in April 2011 and serves as a member of our Board of Directors and as Chairman of the Audit Committee.  Mr. McCoy has been retired since 2006. Mr. McCoy served as Senior Vice President and Chief Financial Officer of Burlington Resources Inc. from 2005 until 2006 and Vice President and Controller (Chief Accounting Officer) of Burlington Resources Inc. from 2001 until 2005. Prior to joining Burlington Resources, Mr. McCoy spent 27 years with Atlantic Richfield Company and affiliates in a variety of financial positions. Mr. McCoy has also been a member of the Board of Directors, since September 2007, and has been served as Chairman of the Audit Committee, since April 2009, of Linn Energy, LLC. Mr. McCoy is a member of the Board of Directors of LinnCo, LLC and serves as its Audit Committee Chairman. In August 2011, he joined the Board of Directors of Scientific Drilling, Inc., a privately held company, and serves as its Audit Committee Chairman. Mr. McCoy also served as a member of the Board of Directors of Rancher Energy, Inc. and BPI Energy Corp. from 2007 to 2009. Mr. McCoy received a Bachelor of Arts in Economics from The College of Holy Cross and a Masters in Accounting and a Masters in Business Administration from Northeastern University. The Board believes that Mr. McCoy's significant experience as Chairman of the Audit Committees, and as Chief Financial Officer, Controller and Chief Accounting Officer of other publicly traded companies will allow him to contribute substantially to our Audit Committee and financial operations.

Stanley de J. Osborne joined us in March 2007 and serves as a member of our Board of Directors. Mr. Osborne currently serves as a Managing Director of Kelso. Mr. Osborne joined Kelso as an associate in July 1998.  He was promoted to Vice President in 2004 and became a Managing Director in 2007. He was an associate at Summit Partners from May 1996 to June 1998 and an associate in the private equity group and an analyst in the financial institutions group at J.P. Morgan & Co. from September 1993 to May 1996. Mr. Osborne is also a director of 4 Refuel Canada LP, Hunt Marcellus, LLC, Logan’s Roadhouse, Inc., PowerTeam Services, LLC, Tallgrass Energy Partners, LP, and Traxys S.a.r.l. Mr. Osborne previously served as a director of CVR Energy, Inc. from 2006 to 2011, CVR GP, LLC from 2007 – 2011 and Shelter Bay Energy, Inc. from 2008 to 2010. He received a Bachelor of Arts in Government from Dartmouth College. The Board believes that Mr. Osborne's service as a director of several other companies and organizations will allow him to bring substantial knowledge to our Board of Directors.

Michael C. Forrest, joined us in June 2005 and serves as a member of our Board of Directors. Mr. Forrest has been an oil and gas exploration consultant since September 1997.  Since January 2001 he has served as Chairman of the DHI (Direct Hydrocarbon Indicator) Interpretation and Risk Analysis Consortium sponsored by Rose & Associates, LLP, an oil and gas exploration and production risk management consulting firm. From March 1995 to June 1999, Mr. Forrest served as Vice Chairman and Chief Operating Officer and from June 1992 to March 1995 as Senior Vice President Business Development and Technology of Maxus Energy Corporation. Prior to that time, Mr. Forrest held a number of management positions with Shell Oil Company, including Exploration Manager, Alaska Division, General Manager Exploration, Shell Offshore (Gulf of Mexico) and President of Pecten International Company, a Shell U.S.A. subsidiary.  Mr. Forrest is currently the Chairman of the Board of Directors of the Society of Exploration Geophysicists Foundation. Additionally, from June 1999 to June 2003, Mr. Forrest served as a director of Matador Petroleum, a private oil and gas exploration and production company Mr. Forrest received a Bachelor of Science in Geophysical Engineering from St. Louis University. The Board believes that Mr. Forrest's significant experience provides a substantial insight to the needs of our national oil company customers and provides valuable direction for business planning and development.

Michael S. Bahorich was appointed as a member of our Board of Directors in April 2011. Mr. Bahorich has been Chief Technology Officer of Apache Corp. since November 2010. Previously, Mr. Bahorich served as Technology Officer of Apache Corp. from February 2009 to November 2010, as Executive Vice President of Exploration and Production Technology of Apache Corp. from May 2000 to February 2009, as Vice President, Exploration and Production Technology from January 1999 to May 2000, as Vice President, Exploration Technology from December 1997 to January 1999, and as Chief Geophysicist from 1996 to December 1997. From 1981 to joining Apache Corp., he held positions of increasing responsibility at Amoco Corporation, most recently as a resource manager for Amoco's mid-continent business unit. Mr. Bahorich previously served as President of the Society of Exploration Geophysicists and on advisory boards at Yale and Stanford. Mr. Bahorich is a Graduate of the University of Missouri at Columbia, and received his Master's Degree in Geophysics from Virginia Polytechnic Institute. The Board believes that Mr. Bahorich’s innovative approach, coupled with broad exploration and production knowledge, vision and experience, adds valuable insight to our Board of Directors.

Biographies of Current Executive Officers

Set forth below is a brief biography of each of the current executive officers and Named Executive Officers. Information related to Mr. White, our Chairman, President and Chief Executive Officer, is set forth above under “Biographies of Directors.”

P. Mathew Verghese joined us in March 2009 as Senior Vice President and Chief Financial Officer.  He was appointed our Executive Vice President and Chief Operating Officer in January 2014. Prior to joining us, Mr. Verghese was a Senior Vice President in the Capital Markets Division at Lehman Brothers Inc., an investment bank, from April 2007 to September 2008. While at Lehman Brothers, he served as an Investment Manager and Chief Operating Officer of the Lehman Energy Fund, a principal investments group which specialized in debt and private equity investments to the energy sector. Mr. Verghese also served as Senior Vice President with Barclays Capital, Inc., an investment bank, from September 2008 until December 2008.  Prior to such time, Mr. Verghese was a partner at Arthur Andersen LLP, and Chief Financial Officer of Andersen Business Consulting. Mr. Verghese serves on the Board of Trustees of the Star of Hope Mission and previously served as Chairman of the Board of Advisors of the College of Technology at the University of Houston. He received a Bachelor of Business Administration from the University of Houston.

Sean M. Gore joined the Company in October 2012 as Vice President, Corporate Development. He was promoted to Senior Vice President and Chief Financial Officer in January 2014. Prior to joining us, Mr. Gore was Chief Financial Officer for Aperio Energy Partners, LLC, a joint venture with us established to identify hydrocarbon development opportunities, from August 2011 to September 2012. Mr. Gore served as an independent financial consultant to various clients, including the Company, from September 2010 to July 2011, and held financial and operational positions with U.S. Concrete, Inc. from August 2004 to September 2010, including VP Strategy & Development from April 2008 through September 2010.  From 1995 to 2004, Mr. Gore served in various financial and operational roles with Petroleum Geo-Services ASA, including VP Corporate Controller & Business Development. Mr. Gore began his career as an auditor with Price Waterhouse LLP, working there from 1989 to 1995. Mr. Gore is a graduate of the University of Texas with a Bachelors of Business Administration.

James E. Brasher was appointed as our Senior Vice President, General Counsel and Secretary in March 2013. He resigned as Secretary in October 2013. Prior to joining the Company, Mr. Brasher was engaged in private practice from May 2012 to March 2013.  He served as the Vice President, Senior Legal Counsel and Corporate Secretary of Petroleum Geo-Services, Inc. from April 2004 to May 2012. Mr. Brasher was the Senior Vice President and General Counsel of Reservoir Technologies, Inc. from January 2000 to October 2003.

Thomas J. Fleure joined us in August 2004 and currently serves as our Senior Vice President, Geophysical Technology. Prior to joining us, Mr. Fleure spent 21 years at Western Geophysical and its successor, WesternGeco, where he held several senior management positions in both technology and operations, including positions as InTouch Manager for Geophysics and Survey Evaluation and Design, Applied Technology Special Projects Manager, and Manager of Western Hemisphere Marine Operations. Mr. Fleure also served as a director of the Company from December 2004 to April 2011. Mr. Fleure received a Bachelor of Science in Geophysical Engineering from the Colorado School of Mines.

Ross G. Peebles was appointed as our Senior Vice President, E&P Services in December 2012, and Senior Vice President, North America in March 2014. Mr. Peebles joined the Company in April 2011 as Director of Unconventional Consulting and Vice President of Interpretation. Prior to joining the Company, Mr. Peebles served in various executive positions for Paradigm Geophysical Corp., including as Vice President for Mexico from November 2004 to April 2006, Vice President of Applied Technologies from April 2006 to January 2007 and Vice President of Consulting Operations from January 2007 to January 2009. In 2009, Mr. Peebles was VP-Professional Services for SCM E&P Solutions, Inc. and from 2009 to 2011 he served as Global Services Director for Austin Geomodeling (AGM, Inc.). Previously, Mr. Peebles spent 15 years at Halliburton beginning in 1989 where he was Global Manager of the Reservoir Description group, Director of the Moscow Technology Center, and Director of Technical Excellence for the Consulting Business at Landmark Graphics. Mr. Peebles brings to Global over 20 years of experience in the geosciences and professional services related to hydrocarbon exploration and production. He has a Bachelor of Science degree in Geological Oceanography from the Florida Institute of Technology and a Master of Science degree in Geoscience from the University of Texas at Dallas.

Corporate Governance

In accordance with our Bylaws and the laws of Delaware, our state of incorporation, our business and affairs are managed under the direction of our Board of Directors. Our Board generally meets on a quarterly basis to review any significant developments and to act on matters requiring Board approval. Between regularly scheduled meetings, our Board may also hold special meetings or execute unanimous written consents.

Board Committees

Our Board has established the following three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee, to assist in the overall management and supervision of our business operations. In addition to the Corporate Governance Principles, the Board has adopted written Charters for each of the three standing committees, outlining the mission and the responsibilities of the respective committee. Copies of the committees’ charters are available on our website at www.globalgeophysical.com under Investor Relations - Corporate Governance - Overview.

The following table sets forth the composition of our Board Committees as of April 29, 2014:

Name	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Richard C. White (1)
Karl F. Kurz (2)	Member	Member	Chair
Damir S. Skerl	Member	Chair	Member
George E. Matelich (3)		Member	Member
Joseph P. McCoy (4)	Chair
Stanley de J. Osborne
Michael C. Forrest
Michael S. Bahorich
________________________
(1)	Chairman of the Board of Directors.
(2)	Mr. Kurz resigned as Chairman of the Audit Committee and was appointed as Chairman of the Compensation Committee in March 2013.
(3)	Mr. Matelich resigned as Chairman of the Compensation Committee in March 2013.
(4)	Mr. McCoy was appointed as Chairman of the Audit Committee in March 2013.

Audit Committee

The principal function of our Audit Committee is to assist our Board in the areas of financial reporting and accounting integrity. Per the Charter, the purpose of our Audit Committee is to oversee (i) the integrity of our financial statements and disclosures, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent auditing firm, (iv) the performance of our internal audit function and independent auditing firm, (v) our internal control systems, and (vi) our procedures for monitoring compliance with our Code of Business Conduct and Ethics.

Our Audit Committee meets periodically with our management and our independent registered public accounting firm to review our financial information. The independent registered public accounting firm reports directly to our Audit Committee and will annually meet with our Audit Committee. Our Audit Committee has the authority to investigate any matters brought to its attention and to retain outside legal, accounting or other consultants if deemed necessary. Members of our Audit Committee may not simultaneously serve on the audit committee of more than two other public companies, except if the Board affirmatively determines that such simultaneous service on multiple audit committees will not impair the ability of such member to serve on the Audit Committee. None of the members of the Audit Committee currently serves simultaneously on the audit committees of more than two other public companies. In addition to the above, our Audit Committee will meet, or otherwise discuss, its:

•
Review of our financial statements and the disclosures that are to be included in our Form 10-Q and Form 10-K filings with the SEC, including the disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	Preparation of the Committee's report.

The Board has determined that each member of the Audit Committee is financially literate, has accounting or related financial management expertise within the meaning of the listing standards of the NYSE, and is independent as defined under the NYSE listing standards. In addition, the Board has determined that at least one member of the Audit Committee, Mr. McCoy, qualifies as an Audit Committee Financial Expert, as such term is defined by the SEC. The Board also believes that the collective experiences of the other members of the Audit Committee make them well qualified to serve on our Audit Committee.

Nominating and Corporate Governance Committee

The purpose of our Nominating and Corporate Governance Committee is to:

•	Identify and recommend to our Board individuals qualified to be nominated for election to our Board;
•	Recommend to our Board the members and chairperson for each board committee;
•	Periodically review and assess our Corporate Governance Principles and our Code of Business Conduct and Ethics and make recommendations for changes thereto to our Board;

•	Oversee the annual self-evaluation of the performance of our Board and the annual evaluation of our management; and
•	Recommend to our Board a successor to our Chief Executive Officer when a vacancy occurs.

Our Nominating and Corporate Governance Committee established certain criteria it considers as guidelines in considering nominations to our Board. The criteria include:

•
Personal characteristics, including such matters as integrity, age, education, diversity of background and experience, absence of potential conflicts of interest with us or our operations, and the availability and willingness to devote sufficient time to the duties of being a director;

•	Experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•	Experience in our industry and with relevant social policy concerns;
•	Experience as a board member of another publicly held company;
•	Academic expertise in an area of our operations; and
•	Practical and mature business judgment.

The criteria are not exhaustive and our Nominating and Corporate Governance Committee and our Board may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve as a member of our Board. Our Nominating and Corporate Governance Committee's goal will be to assemble a board of directors that brings a variety of perspectives and skills derived from high quality business and professional experience. In order to ensure that the Board consists of members with a variety of perspectives and skills, our Nominating and Corporate Governance Committee will not set any minimum qualifications and also considers candidates with appropriate non-business backgrounds. Other than ensuring that at least one member of our Board and Audit Committee is a financial expert, and a majority of our Board meets all applicable independence requirements, our Nominating and Corporate Governance Committee has not established any specific minimum qualifications that it believes are necessary for any individual director to possess. Instead, our Nominating and Corporate Governance Committee will evaluate potential nominees based on the contribution such nominee's background and skills could have upon the overall functioning of our Board.

Our Board believes that, based on our Nominating and Corporate Governance Committee's knowledge of our Corporate Governance Principles and the needs and qualifications of our Board at any given time, our Nominating and Corporate Governance Committee will be best equipped to select nominees that will result in a well-qualified and well-rounded Board. In making its nominations, our Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of our Board willing to continue their service. Current members with qualifications and skills consistent with our Nominating and Corporate Governance Committee's criteria for Board service will generally be re-nominated. As to new candidates, our Nominating and Corporate Governance Committee will generally poll our Board members and members of management for recommendations. Our Nominating and Corporate Governance Committee may also review the composition and qualification of the Board of our competitors, and may seek input from industry experts or analysts. In addition, the Nominating and Corporate Governance Committee will consider candidates for the Board submitted by stockholders. Any such submissions should include the candidate’s name and qualifications for Board membership and should be directed to the Corporate Secretary at our principal business address. Our Nominating and Corporate Governance Committee will review the qualifications, experience and background of all candidates on the same basis. Final candidates will be interviewed by the independent directors and executive management. In making its determinations, our Nominating and Corporate Governance Committee will evaluate each individual in the context of our Board as a whole, with the objective of assembling a group that can best represent stockholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, our Nominating and Corporate Governance Committee will make its recommendation to our Board. Our Nominating and Corporate Governance Committee may in the future choose to engage third-party search firms in situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

Compensation Committee

The purpose of our Compensation Committee is to develop and administer an overall compensation program designed to achieve our operating objectives and performance goals while properly blending it with the short-term and long-term interests of our stockholders. Our Compensation Committee annually reviews market and industry data to assess our competitive position with respect to each element of total compensation and to ensure the attraction, retention and appropriate reward to our Chief Executive Officer and other executive officers. In addition to the determination of annual base salaries, our Compensation Committee is responsible for determining and recommending variable annual bonuses in the form of cash and/or equity awards. Currently, the variable portion of management's annual compensation package is based on certain discretionary criteria which our Compensation Committee is responsible for establishing, with the final approval of the Board. In addition to the above, our Compensation Committee has the following duties and responsibilities:

•	Review, recommend, and discuss with management the compensation discussion and analysis section included in our annual Proxy Statement or Annual Report on Form 10-K; and
•	Prepare an annual report on executive compensation for inclusion in our annual Proxy Statement or Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of our current executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Board and Committees Matters

Board Leadership Structure

Mr. White serves as our Chairman of the Board, President and Chief Executive Officer (“CEO”). The Board believes that independent oversight of management is an important component of an effective board of directors. However, the Board members have determined that the most effective Board leadership structure for Global at the present time is for the CEO to also serve as Chairman of the Board. The Board retains the authority to modify this structure to best address our unique circumstances, and to advance the best interests of the Company, as and when appropriate.

Global’s corporate governance practices provide for strong independent leadership, active participation by independent directors and for independent evaluation of, and communication with, many members of our senior management. These governance practices are reflected in Global’s Corporate Governance Principles and the various Committee Charters, which are available on our website at www.globalgeophysical.com.

The Board’s Role in Risk Oversight

On a day to day basis, it is management’s and the Board’s responsibility to manage risks we face and the controls in place to manage those risks. Generally, the Board oversees risks related to our strategic and operational objectives and is responsible for overseeing the amounts and types of risks taken by management in executing those objectives. Please see Item 9.A “Controls and Procedures” for more detailed information related to our management of risk.

2013 Overall Meeting Attendance Rates

During 2013, the Board held four Board meetings and six, four and two meetings of each of the Audit, Compensation and Nominating and Corporate Governance Committees, respectively. Each of our directors attended at least 75 percent of the meetings of the Board and its committees on which he served during his tenure as a director and committee member during 2013. In addition, as allowed by our Bylaws, the Board makes decisions by way of written consent. From time to time between meetings, Board and committee members may confer with each other and with management and independent consultants, and representatives of management may meet with the independent consultants on behalf of the relevant committee.

Executive Sessions

Our Board and each of our committees regularly meet in executive sessions outside the presence of management. Mr. Kurz presides over the executive sessions of the non-management, independent directors of our Board. In addition, each committee chair presides over the executive sessions of their respective committee. Mr. White does not serve on any committee of our Board.

Communication with the Board

Stockholders may contact the Board to provide comments, to ask questions, or to submit concerns (if preferred, anonymously or confidentially) by mail, at the following address:

Corporate Secretary
Global Geophysical Services, Inc.
13927 S. Gessner Road
Missouri City, TX 77489.

Communications are distributed to the Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the Board has requested that certain items that are unrelated to the duties and responsibilities of the Board should be excluded, such as: product complaints, product inquiries, new product suggestions, resumes and other forms of job inquiries, surveys, or business solicitations or advertisements.

In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any non-management director upon request.

A stockholder may also communicate online with our Board by completing the form provided on our website at www.globalgeophysical.com and selecting Investor Relations - Corporate Governance - Contact the Board.

Code of Ethics for Our Executive Officers and Board of Directors

Our Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies not only to our employees, but also to our directors and our executive officers, including our Chief Executive Officer, Chief Financial Officer, Controller, and any other senior financial officers performing similar functions, as defined in the Code of Ethics. We have a toll-free reporting service available that permits employees to confidentially report violations of our Code of Ethics or other issues of significant concern. As of the date of this Form 10-K, all executive officers and directors have signed and acknowledged our Code of Ethics.

If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we will disclose the amendment or waiver by posting the required information on our website. You may view a copy of our Code of Ethics by visiting our website at www.globalgeophysical.com and then selecting Investor Relations - Corporate Governance - Overview - Code of Business Conduct and Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers and directors, and greater than 10% beneficial owners to file an initial report of ownership of our common stock on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. We believe, based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, that with respect to the fiscal year ended December 31, 2013, all of our executive officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we provide information regarding the objectives and elements of our compensation philosophy, policies and practices with respect to the compensation of our executive officers who appear in the "Summary Compensation Table" below (referred to collectively throughout this section as our "Named Executive Officers"). The Compensation Committee has responsibility for establishing, implementing and monitoring adherence to our compensation objectives.

Our Named Executive Officers for the fiscal year ended December 31, 2013 were:

Name	Position(s)
Richard C. White	President and Chief Executive Officer
P. Mathew Verghese	Former Senior Vice President and Chief Financial Officer Current Executive Vice President and Chief Operating Officer
James E. Brasher	Former Senior Vice President, General Counsel and Secretary Current Senior Vice President and General Counsel
Thomas J. Fleure	Senior Vice President, Geophysical Technology
Ross G. Peebles	Former Senior Vice President, E&P Services Current Senior Vice President, North America

Objectives of Our Executive Compensation Program

Our executive compensation philosophy is based on pay-equity and at-risk compensation. We believe that a properly designed compensation program can substantially reinforce high performance. For this reason, our total compensation program is designed so that approximately 2/3 of the targeted executive compensation is equity-based and therefore at risk. Our executive compensation program is designed to achieve the following objectives:

•
Attract and retain talented and experienced executives to lead our Company. Our overall compensation levels are targeted to attract and retain the type of talent needed for us to maintain a leadership position in the seismic services industry.

•
Foster a team approach to achieve our business objectives. We believe an environment that promotes collaboration will best ensure the achievement of our long-term success. Accordingly, we have an internal pay-equity practice that recognizes the importance of all employees and encourages collaboration in the achievement of our business objectives.

Role of the Compensation Committee in Setting Executive Compensation

Our Compensation Committee is responsible for establishing, implementing and monitoring our compensation programs, including those applicable to our Named Executive Officers. In particular, the Compensation Committee's role is to oversee, on behalf of our Board, our compensation and benefit plans and policies, administer our incentive compensation plan (including reviewing and approving equity grants to directors and executive officers) and review and approve annually all compensation decisions relating to our Named Executive Officers and other executive officers. The Compensation Committee meets at least annually to review executive compensation programs, approve compensation levels, review management performance, recommend cash bonus levels, and approve final equity bonus awards.

Use of Compensation Consultant

In past years the Compensation Committee, through its collective experience in the seismic industry, has set executive compensation levels by relying on its general understanding of the compensation practices of other similar companies and considering general marketplace information. Pursuant to its charter, the Compensation Committee has the authority to retain an independent consultant as it deems appropriate and necessary. The Compensation Committee has retained the services of Pearl Meyer & Partners (“Pearl Meyer”) on several occasions to serve as our independent compensation consultant. The Compensation Committee requested a formal executive compensation review from Pearl Meyer for fiscal year 2013 to benchmark executive officer compensation against a peer group and to provide guidance to the Compensation Committee on its compensation practices, particularly cash bonus and equity compensation for the executive officer group. Pearl Meyer issued a written report to the Compensation Committee in the form of a Director Compensation Review and an Executive Compensation Review on January 31, 2013 and April 11, 2013, respectively, and an Executive Compensation Update on October 8, 2013. The Compensation Committee analyzed Pearl Meyer’s information and implemented certain recommendations for fiscal year 2014 with regard to the annual incentive compensation.

The Compensation Committee has reviewed the independence of Pearl Meyer, and found it to be independent and without conflicts of interest in providing services to the Compensation Committee. In making such determination, the Compensation Committee noted that for 2013,

•
Pearl Meyer did not provide any services to us or management other than services requested by or with the approval of the Compensation Committee, and its services were limited to executive and director compensation consulting;

•	the Compensation Committee meets regularly in executive session with Pearl Meyer outside the presence of management;
•	the fees paid to Pearl Meyer accounted for less than 1% of Pearl Meyer's total annual revenues;
•	Pearl Meyer maintains policies and procedures designed to prevent conflicts of interest and to assure independence;
•	none of the Pearl Meyer consultants working on matters with us had any business or personal relationship with members of the Compensation Committee or our management; and
•	none of the Pearl Meyer partners, consultants or employees providing services to the Compensation Committee owns shares of our common stock.

Role of Executive Officers in the Compensation Process

Our President and CEO is a current member of our Board of Directors. Our CEO has participated in deliberations with our Board and has participated in Compensation Committee meetings (although he is not a member of the Compensation Committee) concerning executive officer compensation (other than his own). The Compensation Committee solicits recommendations from our CEO on compensation decisions affecting other members of our executive management team. No other executive officer assumes an active role in the evaluation, design or administration of our executive officer compensation program.

Executive Officer Compensation

Principal Components of Compensation of Our Named Executive Officers

The compensation package offered to our executive officers, including our Named Executive Officers, consists of the following components:

Element	Form of Compensation	Purpose of Compensation
Base Salary	Cash	Provides competitive fixed compensation to reflect the roles, responsibilities, skills, experience and performance of the executives
Short-Term Incentive	Cash Bonus	Motivate and rewards the achievement of short-term corporate goals
Long-Term Incentive	Stock Options, Restricted Stock Grants and Performance Units	Motivates and rewards financial performance over a sustained period and aligns management and stockholder interests by encouraging management ownership
Health, Retirement and Other Benefits	Eligibility to participate in plans available to all employees, including 401(k); Employee Stock Purchase Plan; vacation; health; life insurance, and disability plans	Plans are part of broad-based employee benefits

Our current compensation package is designed to provide a balance between achieving our business objectives and providing competitive compensation to our executives. The cash components—base salary and annual cash bonus compensation—are designed to provide a link between our operations management and financial performance and the compensation that is earned by the executives. The equity compensation component is designed to encourage high performance by closely aligning an executive's pay with the interests of our stockholders.

Base Salary

We provide our executive officers and other employees with base salary to compensate them for services rendered during the year. We have historically set pay at levels that reflect the qualifications of each individual and what we believe to be competitive in the market. Base salaries are generally reviewed on an annual basis, considering various factors, such as (i) the executive's individual performance, (ii) the performance of the executive's division, (iii) our company-wide performance, (iv) the executive's experience and expertise, (v) the executive's position and job responsibility, (vi) the executive's years of service with us, and (vii) the average base pay level for similar positions within our Company. The weight given to each of these factors varies and the Compensation Committee exercises subjective judgment when making salary recommendations with respect to our executive officers.

Annual Incentive Compensation

Cash bonuses are paid at the recommendation of the Compensation Committee and at the sole discretion of the Board, taking into account recommendations from our CEO for executive officers other than himself. Each year, the Compensation Committee establishes a bonus pool from which employee bonuses are paid. The amount of the pool is determined by the Compensation Committee at the end of the year based on our overall corporate performance.

All employees who commence employment with us prior to November 30th of the applicable bonus year and continue to be employed with us as of December 31st of that year are eligible to receive bonuses with respect to that year, or otherwise at the discretion of the Board of Directors. The amount that each employee receives is based on factors such as his or her role within the Company, seniority and individual performance as assessed by our senior managers and head of human resources, and communicated to our CEO, Compensation Committee and Board of Directors. All individual bonus determinations are made in the sole discretion of the Board of Directors based on the recommendation from the Compensation Committee, taking into account our CEO's recommendations (except in the case of our CEO whose bonus recommendation is made solely by the Compensation Committee).

For fiscal year 2013, the Named Executive Officers each received an annual cash bonus; specifically, Messrs. White, Verghese, Brasher, Fleure and Peebles received cash bonus compensation of $170,000, $125,000, $135,000, $105,000 and $115,000, respectively. Final approval of the cash bonus awards were made in January 2014.  These cash bonuses reflect our belief that retaining proven talent is paramount to our future success.

For 2014 and subject to the approval of the Bankruptcy Court while the Debtors remain in the Bankruptcy Case, the Compensation Committee will use a formula to determine the size of the bonus pool, based on established performance metrics related to EBITDA and HSEQ performance.

Long-Term Incentive Compensation

We believe that widely distributing ownership of the Company to our employees through the grant of equity awards is critical to establishing and building a high performance, value conscious culture. A key objective of our compensation program is to encourage loyalty, reward long-term strategic accomplishments and enhance longer-term stockholder value through equity-based incentives which may include stock option grants, restricted stock awards and performance units. The historical practice of the Board has been to grant equity-based awards to attract, retain, motivate and reward employees, particularly executive officers and managers, and to create a culture of ownership in our company. Such grants have primarily consisted of restricted stock and stock options and, commencing in 2013, performance units. Stock option grants typically vest over four years and restricted stock awards typically vest over eight calendar quarters beginning on the last day of the first full calendar quarter following the first anniversary of the grant date. Performance units are settled in common stock if certain pre-defined Company performance measures are achieved over a three year period. Performance unit goals for 2013 are measured by total shareholder return (weighted 30%), EBITDA margin relative to a peer group (weighted 25%), EBITDA amount relative to peer group (weighted 25%), HSEQ metric relating to reportable worker injuries (weighted 10%), and debt ratio (weighted 10%). Participants in the plan receive one share of common stock for each performance unit earned.

All equity compensation awards are granted pursuant to our Amended and Restated 2006 Incentive Compensation Plan, effective as of February 5, 2010 (“2006 Incentive Compensation Plan”). Each of the Named Executive Officers received equity grants in fiscal year 2013, as described under “Grants of Plan Based Awards for Fiscal Year 2013”, based upon recommendations made by the Chief Executive Officer to, and approved by, the Compensation Committee.

Broad-Based Employee Benefits and Other Perquisites

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers, including our Named Executive Officers, are eligible to participate in all of our employee benefit plans, including company-paid medical, dental, vision, group life and accidental death and dismemberment insurance, our employee stock purchase plan and our 401(k) retirement plan, on the same basis as other employees. We also pay certain life insurance premiums on behalf of our employees, including Named Executive Officers.

401(k) Retirement Plan

Under our 401(k) retirement plan, we currently provide a matching contribution of 100% on the first 3% of employee contributions and 50% on the next 4% of employee contributions. During 2013, we provided a matching contribution of 100% on the first 3% of employee contributions and 50% on the next 2% of employee contributions. At the discretion of our Board, we may also elect to make a profit sharing contribution to the 401(k) retirement plan. We did not make a profit sharing contribution in 2013.

Employee Stock Purchase Plan

Our Named Executive Officers are eligible to participate in our employee stock purchase plan.  The employee stock purchase plan provides for quarterly purchase periods and allows participants to purchase, subject to limits specified in the plan, our common stock at the lesser of 85% of the fair market value of our common stock on the (i) first day of the purchase period or (ii) last day the purchase period.  Our employee stock purchase plan was suspended in March 2014 and all contributions made to the plan during the applicable purchase period were refunded to plan participants.

Pension Benefits

None of our Named Executive Officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our Named Executive Officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Tax and Accounting Implications

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code, or the Code (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the chief executive officer and chief financial officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. The Board's policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Board reserves the right to design compensation programs that recognize a full range of performance criteria considered important to our success, even when the compensation paid under such programs may not be deductible. We have intended to structure equity awards to the Named Executive Officers under the 2006 Incentive Compensation Plan as qualifying performance-based compensation for Section 162(m) purposes. However, no assurances can be given, notwithstanding our efforts, that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Accounting for Stock-Based Compensation

We account for stock-based payments under our stock incentive plan in accordance with the requirements of ASC 718, “Compensation – Stock Compensation”.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

This report is hereby submitted by the members of the Compensation Committee of the Board of Directors:

•	Karl F. Kurz (Chairman)
•	Damir S. Skerl
•	George E. Matelich

Executive Compensation

The following narrative, tables and footnotes describe the "total direct compensation" earned during fiscal years 2013, 2012 and 2011 by our Named Executive Officers. The total direct compensation presented below in the "Summary Compensation Table" does not reflect the actual compensation received by our Named Executive Officers in each such fiscal year. The actual value realized by our Named Executive Officers in fiscal year 2013 from long-term incentives is presented in the Option Exercises and Stock Vested table.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our Named Executive Officers for services to us during the fiscal years ended December 31, 2013, 2012 and 2011:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Richard C. White (5)	2013	360,000	191,250	731,500	-	5,490	1,288,240
	2012	66,250	21,250	969,175	-	161	1,056,836
	2011	-	-	-	-	-	-
P. Mathew Verghese	2013	288,000	125,000	598,588	134,085	10,800	1,156,473
	2012	252,000	95,000	46,150	-	450	393,600
	2011	252,000	37,800	89,025	-	5,058	383,883
James E Brasher (6)	2013	228,000	135,000	502,250	78,216	3,353	946,819
	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-
Thomas J Fleure	2013	228,000	105,000	492,269	111,738	10,936	947,943
	2012	205,500	37,800	-	-	10,690	253,990
	2011	192,000	34,560	57,800	-	8,330	292,690
Ross G. Peebles (7)	2013	264,000	115,000	507,150	89,390	450	975,990
	2012	187,750	40,000	234,000	-	444	462,194
	2011	123,958	18,483	74,150	153,927	163	370,681
___________________
(1)
The amounts in this column represent discretionary bonuses to each of our Named Executive Officers with respect to the applicable year; except Mr. White was paid his sign-on bonus of $42,500, owed pursuant to the terms and conditions of his employment agreement, in two tranches of $21,250 each, 50% in 2012 and 50% in 2013, respectively. Discretionary bonuses reported in 2011, 2012, and 2013 were earned in their respective fiscal years; however, they were not all paid until January 2012, January 2013, and February 2014, respectively.

(2)
The amounts in this column represent the grant date fair value of awards of restricted stock and performance units for the fiscal year computed in accordance with ASC 718, “Compensation – Stock Compensation”. The amounts include the following values associated with restricted stock grants: $141,400 for Mr. Verghese; $136,500 for Mr. Brasher; $80,800 for Mr. Fleure; and $141,400 for Mr. Peebles. The amounts include the following values associated with performance unit grants: $731,500 for Mr. White; $457,188 for Mr. Verghese; $365,750 for Mr. Brasher; $411,469 for Mr. Fleure; and $365,750 for Mr. Peebles.

(3)	The amounts in this column represent the grant date fair value of the option awards for the fiscal year computed in accordance with ASC 718, “Compensation – Stock Compensation”.
(4)
The amounts in this column represent our matching contributions made to each of the Named Executive Officers under our 401(k) retirement plan, amounts we paid for life insurance premiums for the Named Executive Officers, and nominal service awards for certain Named Executive Officers as set forth below. Matching contributions under our 401(k) retirement plan paid for Messrs. White, Verghese, Brasher, and Fleure in 2013 were $4,200, $10,200, $2,400 and $9,846, respectively. Life insurance premiums paid for Messrs. White, Verghese, Brasher, Fleure and Peebles in 2013 were $1,290, $450, $953, $690 and $450, respectively. In addition, Messrs. Verghese and Fleure earned service awards of $150 and $400, respectively.

(5)
Mr. White commenced employment in October 2012. The 2012 amounts do not represent a full year's compensation. Pursuant to his employment agreement, Mr. White was entitled to receive an award of restricted stock valued at $1,000,000. Mr. White and the Company agreed that the amount of shares actually granted would be determined on a ten day weighted average stock price. The ten day weighted average stock price was $5.19, resulting in a restricted stock grant of 192,679 shares.

(6)
Mr. Brasher commenced employment in March 2013. The 2013 amounts do not represent a full year's compensation. Pursuant to his employment agreement, Mr. Brasher was entitled to receive a grant of 50,000 restricted shares.

(7)	Mr. Peebles commenced employment in April 2011. The 2011 amounts do not represent a full year’s compensation.

Grants of Plan Based Awards for Fiscal Year 2013

The following table reports all grants of plan-based awards made during fiscal year 2013 to our Named Executive Officers:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)(2)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($)/Sh	Grant Date Fair Value of Stock and Option Awards ($)(3)
Richard C. White	8/6/2013	100,000			$731,500
Total					$731,500
P. Mathew Verghese	1/25/2013	35,000			$141,400
	5/7/2013		60,000	3.51	$134,085
	7/18/2013	62,500			$457,188
Total					$732,673
James E. Brasher	3/18/2013	50,000			$136,500
	5/7/2013		35,000	3.51	$78,216
	7/18/2013	50,000			$365,750
Total					$580,466
Thomas J. Fleure	1/25/2013	20,000			$80,800
	5/7/2013		50,000	3.51	$111,738
	7/18/2013	56,250			$411,469
Total					$604,007
Ross G. Peebles	1/25/2013	35,000			$141,400
	5/7/2013		40,000	3.51	$89,390
	7/18/2013	50,000			$365,750
Total					$596,540

______________________
(1)
The restricted stock awards granted to each of our Named Executive Officers vest with respect to 12.5% of the number of shares granted to the Named Executive Officer on the last day of the first full calendar quarter following the first anniversary of the grant date and on the last day of each of the next seven calendar quarters thereafter assuming the executive is still employed with the Company.

(2)
The awards dated 8/6/2013 for Mr. White and 7/18/2013 for Messrs. Verghese, Brasher, Fleure, and Peebles are performance unit awards, which vest in December 31, 2015, at which time the Compensation Committee will determine the extent to which the performance goals have been achieved. The fair value as of the grant date of each performance unit is determined based on a fair value from a Monte Carlo Simulation model to simulate the Company's stock prices in order to measure the Total Shareholder Return (TSR) relative to other companies in the TSR peer group. The model also includes other company-specific metrics that are factored into the fair value of the performance units.

(3)	The amounts reported in this column represent the grant date fair value of the equity awards reported in the previous columns pursuant to ASC 718, “Compensation – Stock Compensation”.

Outstanding Equity Awards at Fiscal Year End 2013

The following table provides information regarding the value of all unexercised options and unvested restricted stock previously awarded to our Named Executive Officers that were outstanding as of December 31, 2013:

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)(2)
Richard C. White (2)	-	-	-	-	292,679	471,213
Total	-	-			292,679	471,213
P. Mathew Verghese	15,000	-	15	3/30/2019	104,063	167,541
	15,000	-	20	3/30/2019
	20,000	-	25	3/30/2019
	20,000	-	30	3/30/2019
	10,000	-	15	6/29/2019
	-	60,000	3.51	5/6/2023
Total	80,000	60,000			104,063	167,541
James E. Brasher	-	35,000	3.51	5/6/2023	100,000	161,000
Total	-	35,000			100,000	161,000
Thomas J. Fleure	10,000	-	15	6/3/2017	78,125	125,781
	10,000	-	20	6/3/2017
	20,000	-	25	6/3/2017
	20,000	-	30	6/3/2017
	-	50,000	3.51	5/6/2023
Total	60,000	50,000			78,125	125,781
Ross G. Peebles	2,500	2,500	15	4/12/2021	105,000	169,050
	2,500	2,500	20	4/12/2021
	2,500	2,500	25	4/12/2021
	2,500	2,500	30	4/12/2021
	-	40,000	3.51	5/6/2023
Total	10,000	50,000			105,000	169,050

___________________
(1)
The numbers set forth in this column include the following number of shares of restricted stock and performance units, respectively, for each of the named individuals: 192,679 and 100,000 for Mr. White; 41,563 and 62,500 for Mr. Verghese; 50,000 and 50,000 for Mr. Brasher; 21,875 and 56,250 for Mr. Fleure; and 55,000 and 50,000 for Mr. Peebles.

(2)
Subject to achievement of goals attributable to the performance units by the named individual, the performance units will vest on December 31, 2015. The market value of the non-vested portion of each award is based on the closing price of our shares of common stock on the NYSE of $1.61 on December 31, 2013. Restricted stock awards in this column represent the grant date fair value of the equity awards reported in the previous columns pursuant to ASC 718, “Compensation – Stock Compensation”. The restricted stock awards granted to each of our Named Executive Officers vest with respect to 12.5% of the number of shares granted to the Named Executive Officer on the last day of the first full calendar quarter following the first anniversary of the grant date and on the last day of each of the next seven calendar quarters thereafter assuming the executive is still employed with the Company.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table provides information as of December 31, 2013, regarding options exercised and vested stock awards held by each of the Named Executive Officers:

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)(1)
Richard C. White	-	-	-	-
P. Mathew Verghese	-	-	5,234	14,046
James E. Brasher	-	-	-	-
Thomas J. Fleure	-	-	2,500	7,181
Ross G. Peebles	-	-	8,750	20,681
________________
(1)	The values set forth in this column are based on the closing price of our shares on the NYSE on the vesting date.

Employment Agreements and Change of Control Arrangements

We have entered into employment agreements with each of our named executive officers. The terms of the employment agreements for each of the named executive officers are summarized below.

Richard C. White Employment Agreement

We entered into an employment agreement with Richard C. White as President and Chief Executive Officer on October 25, 2012. The employment agreement has an initial term of two years, and renews automatically for additional one-year terms unless either party gives notice of an election not to renew at least 6 months prior to the end of the term. Mr. White is entitled to an initial base salary of $360,000 (increased to $400,000 for 2014), subject to review and increase by us from time to time. Mr. White's employment agreement also provides that he may receive an annual cash and stock bonus (each at the discretion of our Board of Directors). Mr. White was entitled to receive a sign-on bonus in the amount of $42,500 and an initial award of restricted stock with a grant date value of $1,000,000. He is also entitled to five weeks of paid vacation each year and may participate in other employee benefit plans and arrangements in which executives at or above the level of senior vice president participate.

If we terminate Mr. White's employment without "Cause" (as defined in the employment agreement) or if he terminates his employment for "Good Reason" (as defined in the employment agreement), we will be obligated to pay him: (i) his base salary through the date of termination; (ii) any annual bonus that relates to a prior year and that is unpaid and any unpaid portion of the sign-on bonus; (iii) an amount equal to two-year's base salary; and (iv) the greater of: (x) the amount of the bonus paid to him for the prior two years, or (y) 50% of his base salary; and (v) all of his unvested equity awards outstanding will vest. If his employment is terminated for death or disability, we will be obligated to pay him (i) his base salary through the date of termination and any annual bonus that relates to a prior year and is unpaid as of the termination date; and (ii) an amount equal to one-year base salary. In addition, he will become fully vested in all unvested equity awards outstanding on the date of his disability or death. If he terminates his employment for other than "good reason" or we terminate his employment for "Cause", we will only be obligated to pay him his base salary through the date of termination. If we elect not to renew Mr. White's employment agreement, he will be eligible to receive the annual bonus, if any, for the year in which the non-renewal notice is provided.

Mr. White's employment agreement defines "Cause" as:

•
his failure or refusal to perform substantially his material duties, responsibilities and obligations (other than a failure resulting from his incapacity due to physical or mental illness), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to him specifying the manner in which he has failed substantially to perform;

•	any intentional act involving fraud, misrepresentation, theft, embezzlement, or dishonesty resulting in harm to us;
•	conviction of (or a plea of nolo contendere to) an offense which is a felony or which is a misdemeanor that involves fraud; or
•	a material breach of his employment agreement by him.

We are required provide written notice to him describing the nature of the Cause event within 30 days of any such Cause event and he has 30 days to cure the Cause event to our reasonable satisfaction.

A "Good Reason" is defined to mean any of the following (without his express written consent):

•	A material diminution in his base salary;
•
A change in the location where he performs the majority of his job duties at the time he executes his employment agreement ("Base Location") to a location that is more than twenty (20) miles from the Base Location, without his written consent, except for reasonably required travel by him on our company's business;

•	A substantial and adverse diminution in his duties, authority, responsibility or position with our Company; or
•	Any breach by our company of any material provision of his employment agreement.

However, Good Reason exists with respect to an above specified matter only if the matter is not corrected, or begun to be corrected, by us within 30 days after our receipt of written notice of the matter from him.

Mr. White's employment agreement contains restrictions on the use of confidential information and 12-month post-termination non-competition and non-solicitation covenants. In addition, the agreement obligates us to indemnify him, to the maximum extent allowed by law, against proceedings brought against him arising out of his duties serving as our officer, and to reimburse or advance to him the funds necessary for the payment of his expenses arising out of any such proceedings.

P. Mathew Verghese Employment Agreement

We entered into an employment agreement with P. Mathew Verghese, currently our Executive Vice President and Chief Operating Officer, on January 25, 2013, which agreement was amended in January 2014 when Mr. Verghese became our Executive Vice President and Chief Operating Officer. The employment agreement has an initial term ending December 31, 2014, and renews automatically for additional one-year terms unless either party gives notice of an election not to renew at least 90 days prior to the end of the term. Mr. Verghese was entitled to an initial base salary for 2013 of $288,000 (which was increased to $320,000 for 2014), subject to review and increase by us from time to time. Mr. Verghese's employment agreement also provides that he may receive an annual cash and stock bonus (each at the discretion of our Board of Directors). Mr. Verghese was entitled to receive an award of 35,000 shares of restricted stock.  He is also entitled to four weeks of paid vacation each year and may participate in other employee benefit plans and arrangements in which executives at or above the level of senior vice president participate.

If we terminate Mr. Verghese's employment without "Cause" (as defined in the employment agreement) or if he terminates his employment for "Good Reason" (as defined in the employment agreement), we will be obligated to pay him: (i) his base salary through the date of termination; (ii) an amount equal to the greater of: (x) the compensation required for the remaining term of the agreement or (y) one year of base salary; and (iii) the greater of: (x) the amount of the bonus paid to him for the prior year, or (y) the average of bonuses paid the prior two years; and (iv) all of his unvested restricted stock and stock options outstanding will vest. If his employment is terminated for death or disability, we will be obligated to pay him (i) his base salary through the date of termination and any annual bonus that relates to a prior year and is unpaid as of the termination date; and (ii) an annual bonus payment that executive would have received during the year of his death or disability. In addition, he will become fully vested in all unvested restricted stock and stock options outstanding on the date of his disability or death. If he terminates his employment for other than "good reason" or we terminate his employment for "Cause", we will only be obligated to pay him his base salary through the date of termination. If we elect not to renew Mr. Verghese's employment agreement, he will be eligible to receive the annual bonus, if any, for the year in which the non-renewal notice is provided.

Mr. Verghese's employment agreement defines "Cause" as:

•
his failure or refusal to perform substantially his material duties, responsibilities and obligations (other than a failure resulting from his incapacity due to physical or mental illness), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to him specifying the manner in which he has failed substantially to perform;

•	any intentional act involving fraud, misrepresentation, theft, embezzlement, or dishonesty resulting in harm to us;
•	conviction of (or a plea of nolo contendere to) an offense which is a felony or which is a misdemeanor that involves fraud; or
•	a material breach of his employment agreement by him.

We are required provide written notice to him describing the nature of the Cause event within 30 days of any such Cause event and he has 30 days to cure the Cause event to our reasonable satisfaction.

A "Good Reason" is defined to mean any of the following (without his express written consent):

•	A diminution in his base salary;
•
A change in the location where he performs the majority of his job duties at the time he executes his employment agreement ("Base Location") to a location that is more than twenty-five (25) miles from the Base Location, without his written consent, except for reasonably required travel by him on our company's business;

•	A substantial and adverse diminution in his duties, authority, responsibility or position with our Company; or
•	Any breach by our company of any material provision of his employment agreement.

However, Good Reason exists with respect to an above specified matter only if the matter is not corrected, or begun to be corrected, by us within 30 days after our receipt of written notice of the matter from him.

Mr. Verghese's employment agreement contains restrictions on the use of confidential information and 12-month post-termination non-competition and non-solicitation covenants. In addition, the agreement obligates us to indemnify him, to the maximum extent allowed by law, against proceedings brought against him arising out of his duties serving as our officer, and to reimburse or advance to him the funds necessary for the payment of his expenses arising out of any such proceedings.

James E. Brasher Employment Agreement

We entered into an employment agreement with James E. Brasher, our Senior Vice President and General Counsel on March 18, 2013. The employment agreement has an initial term ending December 31, 2014, and renews automatically for additional one-year terms unless either party gives notice of an election not to renew at least 90 days prior to the end of the term. Mr. Brasher is entitled to an initial base salary of $288,000 (increased to $300,000 for 2014), subject to review and increase by us from time to time. Mr. Brasher's employment agreement also provides that he may receive an annual cash and stock bonus (each at the discretion of our Board of Directors). Mr. Brasher was entitled to receive an award of 50,000 shares of restricted stock.  He is also entitled to four weeks of paid vacation each year and may participate in other employee benefit plans and arrangements in which executives at or above the level of senior vice president participate.

If we terminate Mr. Brasher's employment without "Cause" (as defined in the employment agreement) or if he terminates his employment for "Good Reason" (as defined in the employment agreement), we will be obligated to pay him: (i) his base salary through the date of termination; (ii) an amount equal to the greater of: (x) the compensation required for the remaining term of the agreement or (y) one year of base salary; and (iii) the greater of: (x) the amount of the bonus paid to him for the prior year, or (y) the average of bonuses paid the prior two years, unless the termination occurs in calendar year 2013 then the bonus amount shall be equal to 40% of his base salary; and (iv) all of his unvested restricted stock and stock options outstanding will vest.  Additionally, if Mr. Brasher elects continuation coverage under COBRA, we are obligated to pay a portion of the COBRA premiums for a period of one year. If his employment is terminated for death or disability, we will be obligated to pay him (i) his base salary through the date of termination and any annual bonus that relates to a prior year and is unpaid as of the termination date; and (ii) an annual bonus payment that executive would have received during the year of his death or disability. In addition, he will become fully vested in all unvested restricted stock and stock options outstanding on the date of his disability or death. If he terminates his employment for other than "good reason" or we terminate his employment for "Cause", we will only be obligated to pay him his base salary through the date of termination. If we elect not to renew Mr. Brasher's employment agreement, he will be eligible to receive the annual bonus, if any, for the year in which the non-renewal notice is provided.

Mr. Brasher's employment agreement defines "Cause" as:

•
his failure or refusal to perform substantially his material duties, responsibilities and obligations (other than a failure resulting from his incapacity due to physical or mental illness), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to him specifying the manner in which he has failed substantially to perform;

•	any intentional act involving fraud, misrepresentation, theft, embezzlement, or dishonesty resulting in harm to us;
•	conviction of (or a plea of nolo contendere to) an offense which is a felony or which is a misdemeanor that involves fraud; or
•	a material breach of his employment agreement by him.

We are required provide written notice to him describing the nature of the Cause event within 30 days of any such Cause event and he has 30 days to cure the Cause event to our reasonable satisfaction.

A "Good Reason" is defined to mean any of the following (without his express written consent):

•	A diminution in his base salary;
•
A change in the location where he performs the majority of his job duties at the time he executes his employment agreement ("Base Location") to a location that is more than twenty-five (25) miles from the Base Location, without his written consent, except for reasonably required travel by him on our company's business;

•	A material diminution in his duties, authority, responsibility or position with our Company; or
•	Any breach by our company of any material provision of his employment agreement.

However, Good Reason exists with respect to an above specified matter only if the matter is not corrected, or begun to be corrected, by us within 30 days after our receipt of written notice of the matter from him.

Mr. Brasher's employment agreement contains restrictions on the use of confidential information and 12-month post-termination non-solicitation covenants. In addition, the agreement obligates us to indemnify him, to the maximum extent allowed by law, against proceedings brought against him arising out of his duties serving as our officer, and to reimburse or advance to him the funds necessary for the payment of his expenses arising out of any such proceedings.

Thomas J. Fleure Employment Agreement

We entered into an employment agreement with Thomas J. Fleure, our Senior Vice President, Geophysical Technology on January 25, 2013. The employment agreement has an initial term ending December 31, 2014, and renews automatically for additional one-year terms unless either party gives notice of an election not to renew at least 90 days prior to the end of the term. Mr. Fleure is entitled to an initial base salary of $228,000 (increased to $235,000 for 2014), subject to review and increase by us from time to time. Mr. Fleure's employment agreement also provides that he may receive an annual cash and stock bonus (each at the discretion of our Board of Directors). Mr. Fleure was entitled to receive an award of 20,000 shares of restricted stock.  He is also entitled to four weeks of paid vacation each year and may participate in other employee benefit plans and arrangements in which executives at or above the level of senior vice president participate.

If we terminate Mr. Fleure's employment without "Cause" (as defined in the employment agreement) or if he terminates his employment for "Good Reason" (as defined in the employment agreement), we will be obligated to pay him: (i) his base salary through the date of termination; (ii) an amount equal to the greater of: (x) the compensation required for the remaining term of the agreement or (y) one year of base salary; and (iii) the greater of: (x) the amount of the bonus paid to him for the prior year, or (y) the average of bonuses paid the prior two years; and (iv) all of his unvested restricted stock and stock options outstanding will vest. If his employment is terminated for death or disability, we will be obligated to pay him (i) his base salary through the date of termination and any annual bonus that relates to a prior year and is unpaid as of the termination date; and (ii) an annual bonus payment that executive would have received during the year of his death or disability. In addition, he will become fully vested in all unvested restricted stock and stock options outstanding on the date of his disability or death. If he terminates his employment for other than "good reason" or we terminate his employment for "Cause", we will only be obligated to pay him his base salary through the date of termination. If we elect not to renew Mr. Fleure's employment agreement, he will be eligible to receive the annual bonus, if any, for the year in which the non-renewal notice is provided.

Mr. Fleure's employment agreement defines "Cause" as:

•
his failure or refusal to perform substantially his material duties, responsibilities and obligations (other than a failure resulting from his incapacity due to physical or mental illness), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to him specifying the manner in which he has failed substantially to perform;

•	any intentional act involving fraud, misrepresentation, theft, embezzlement, or dishonesty resulting in harm to us;
•	conviction of (or a plea of nolo contendere to) an offense which is a felony or which is a misdemeanor that involves fraud; or
•	a material breach of his employment agreement by him.

We are required provide written notice to him describing the nature of the Cause event within 30 days of any such Cause event and he has 30 days to cure the Cause event to our reasonable satisfaction.

A "Good Reason" is defined to mean any of the following (without his express written consent):

•	A diminution in his base salary;
•
A change in the location where he performs the majority of his job duties at the time he executes his employment agreement ("Base Location") to a location that is more than twenty-five (25) miles from the Base Location, without his written consent, except for reasonably required travel by him on our company's business;

•	A substantial and adverse diminution in his duties, authority, responsibility or position with our Company; or
•	Any breach by our company of any material provision of his employment agreement.

However, Good Reason exists with respect to an above specified matter only if the matter is not corrected, or begun to be corrected, by us within 30 days after our receipt of written notice of the matter from him.

Mr. Fleure's employment agreement contains restrictions on the use of confidential information and 12-month post-termination non-competition and non-solicitation covenants. In addition, the agreement obligates us to indemnify him, to the maximum extent allowed by law, against proceedings brought against him arising out of his duties serving as our officer, and to reimburse or advance to him the funds necessary for the payment of his expenses arising out of any such proceedings.

Ross G. Peebles Employment Agreement

We entered into an employment agreement with Ross G. Peebles, our Senior Vice President, North America on January 25, 2013. The employment agreement has an initial term ending December 31, 2014, and renews automatically for additional one-year terms unless either party gives notice of an election not to renew at least 90 days prior to the end of the term. Mr. Peebles is entitled to an initial base salary of $264,000 (increased to $275,000 for 2014), subject to review and increase by us from time to time. Mr. Peebles' employment agreement also provides that he may receive an annual cash and stock bonus (each at the discretion of our Board of Directors). Mr. Peebles was entitled to receive an award of 35,000 shares of restricted stock.  He is also entitled to four weeks of paid vacation each year and may participate in other employee benefit plans and arrangements in which executives at or above the level of senior vice president participate.

If we terminate Mr. Peebles’ employment without "Cause" (as defined in the employment agreement) or if he terminates his employment for "Good Reason" (as defined in the employment agreement), we will be obligated to pay him: (i) his base salary through the date of termination; (ii) an amount equal to the greater of: (x) the compensation required for the remaining term of the agreement or (y) one year of base salary; and (iii) the greater of: (x) the amount of the bonus paid to him for the prior year, or (y) the average of bonuses paid the prior two years; and (iv) all of his unvested restricted stock and stock options outstanding will vest. If his employment is terminated for death or disability, we will be obligated to pay him (i) his base salary through the date of termination and any annual bonus that relates to a prior year and is unpaid as of the termination date; and (ii) an annual bonus payment that executive would have received during the year of his death or disability. In addition, he will become fully vested in all unvested restricted stock and stock options outstanding on the date of his disability or death. If he terminates his employment for other than "good reason" or we terminate his employment for "Cause", we will only be obligated to pay him his base salary through the date of termination. If we elect not to renew Mr. Pebbles’ employment agreement, he will be eligible to receive the annual bonus, if any, for the year in which the non-renewal notice is provided.

Mr. Pebbles’ employment agreement defines "Cause" as:

•
his failure or refusal to perform substantially his material duties, responsibilities and obligations (other than a failure resulting from his incapacity due to physical or mental illness), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to him specifying the manner in which he has failed substantially to perform;

•	any intentional act involving fraud, misrepresentation, theft, embezzlement, or dishonesty resulting in harm to us;
•	conviction of (or a plea of nolo contendere to) an offense which is a felony or which is a misdemeanor that involves fraud; or
•	a material breach of his employment agreement by him.

We are required provide written notice to him describing the nature of the Cause event within 30 days of any such Cause event and he has 30 days to cure the Cause event to our reasonable satisfaction.

A "Good Reason" is defined to mean any of the following (without his express written consent):

•	A diminution in his base salary;
•
A change in the location where he performs the majority of his job duties at the time he executes his employment agreement ("Base Location") to a location that is more than twenty-five (25) miles from the Base Location, without his written consent, except for reasonably required travel by him on our company's business;

•	A substantial and adverse diminution in his duties, authority, responsibility or position with our Company; or
•	Any breach by our company of any material provision of his employment agreement.

However, Good Reason exists with respect to an above specified matter only if the matter is not corrected, or begun to be corrected, by us within 30 days after our receipt of written notice of the matter from him.

Mr. Pebbles’ employment agreement contains restrictions on the use of confidential information and 12-month post-termination non-competition and non-solicitation covenants. In addition, the agreement obligates us to indemnify him, to the maximum extent allowed by law, against proceedings brought against him arising out of his duties serving as our officer, and to reimburse or advance to him the funds necessary for the payment of his expenses arising out of any such proceedings.

Change of Control Arrangements

The following sets forth the incremental compensation that would be payable by us to each of our Named Executive Officers in the event of (i) a change of control or (ii) each named executive officer's termination of employment with us under various scenarios, which we refer to as "Termination Events," including the Named Executive Officer's voluntary resignation, involuntary termination for "Cause," involuntary termination without "Cause," termination by the executive for "Good Reason," termination in connection with a "Change of Control," termination in the event of "Disability," termination in the event of death, and termination in the event of retirement, where each of these defined terms has the meaning ascribed to it in the respective executive's employment agreement. In accordance with applicable SEC rules, the following discussion assumes that the Termination Event in question or change of control occurred on December 31, 2013, the last business day of 2013.  With respect to calculations based on our stock price, we used $1.61, which was the closing price of our common stock as of December 31, 2013, the last business day of 2013.

The analysis contained in this section does not consider or include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our executive officers and that are available generally to all salaried employees, such as our 401(k) Plan. The actual amounts that would be paid to a Named Executive Officer upon termination of employment can only be determined at the time of such executive officer's termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, our stock price at such time, and the executive officer's age.

Each Named Executive Officer is (or was) party to equity award agreements relating to options or restricted stock granted under our 2006 Incentive Compensation Plan. Specifically, each stock option or restricted stock award agreement provides for accelerated vesting of all options or shares of restricted stock in the event of an executive's death or disability or in the event of a change of control. All of the Named Executive Officers are parties to individual employment agreements and such agreements provide that each may be entitled to additional consideration in the event of a Termination Event.

Assuming a change in control (as defined in our 2006 Incentive Compensation Plan) occurred on December 31, 2013, the vesting of the unvested stock options and restricted stock granted to our Named Executive Officers pursuant to the 2006 Incentive Compensation Plan would have accelerated and all stock options would have become vested and exercisable as of that date and all restrictions on the shares of restricted stock would have lapsed as of that date. While all of our Named Executive Officers would have been entitled to accelerated vesting of their options if a change in control occurred on December 31, 2013, since the options were underwater, such acceleration would have had no value.

Richard C. White.      In addition to the amounts listed below, Mr. White is entitled to all accrued compensation and unreimbursed expenses through the date of termination. Please refer to the above discussion regarding Mr. White's employment agreement for the specific timing and payouts of severance compensation.

Element	Voluntary Resignation ($)	Involuntary Termination for Cause ($)	Involuntary Termination by us without Cause or by Executive for Good Reason ($)	Termination in Connection with Change of Control (without Cause or for Good Reason) ($)(7)	Change of Control without Termination ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash Severance Payment(1)	-	-	720,000	720,000	-	360,000	360,000
Bonus Payment(2)	-	-	180,000	180,000	-	90,000	90,000
Stock Option Awards(3)	-	-	-		-	-	-
Restricted Stock Awards(4)	-	-	310,213	310,213	310,213	310,213	310,213
Performance Unit Awards(5)	-	-	161,000	161,000	161,000	161,000	161,000
Continued Health Coverage(6)	-	-	-	-	-	-	-
Total	-	-	1,371,213	1,371,213	471,213	921,213	921,213
_____________________
(1)
In the event of termination without Cause or termination for Good Reason, Mr. White is entitled to an amount equal to two years of base salary at the rate in effect immediately before the Termination, payable in a lump sum.

(2)
In the event of termination without Cause or termination for Good Reason, Mr. White is entitled to an amount equal to the greater of: (i) the amount of his annual bonus, if any, relating to the prior two calendar years, or (ii) 50% of his base salary. The amounts in this row represent 50% of Mr. White’s base salary. If his employment is terminated for death or disability, he will be entitled to consideration for an annual bonus with respect to the calendar year in which he dies or becomes disabled, which amount will be pro-rated for the number of days worked. The pro-rated amounts of the bonuses for termination of disability are estimated at one-half of the bonus.

(3)
The acceleration of vesting of stock options, if any, is governed under the terms of Mr. White's various option agreements governing the grants. In general, all option grants will vest if Mr. White's employment is terminated in the event of disability or death.

(4)
Mr. White's employment agreement provides that all outstanding restricted stock will vest if Mr. White's employment is terminated without Cause or for Good Reason. Mr. White's restricted stock award agreements provide that his shares of restricted stock will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for restricted stock as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(5)
Mr. White's employment agreement provides that all outstanding equity (including performance units) will vest if Mr. White's employment is terminated without Cause or for Good Reason. Mr. White's performance units will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for the performance units as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(6)	Mr. White is not entitled to continuing health coverage other than may be provided under COBRA.
(7)	Amounts payable to Mr. White for termination in connection with a change of control without Cause or with Good Reason are the same as if there were no change of control.

P. Mathew Verghese. In addition to the amounts listed below, Mr. Verghese is entitled to all accrued compensation and unreimbursed expenses through the date of termination. Please refer to the above discussion regarding Mr. Verghese's employment agreement for the specific timing and payouts of severance compensation.

Element	Voluntary Resignation ($)	Involuntary Termination for Cause ($)	Involuntary Termination by us without Cause or by Executive for Good Reason ($)	Termination in Connection with Change of Control (without Cause or for Good Reason) ($)(7)	Change of Control without Termination ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash Severance Payment(1)	-	-	288,000	288,000	-	-	-
Bonus Payment(2)	-	-	125,000	125,000	-	62,500	62,500
Stock Option Awards(3)	-	-	-	-	-	-	-
Restricted Stock Awards(4)	-	-	66,916	66,916	66,916	66,916	66,916

Performance Unit Awards(5)	-	-	100,625	100,625	100,625	100,625	100,625
Continued Health Coverage(6)	-	-	-	-	-	-	-
Total	-	-	580,541	580,541	167,541	230,041	230,041
_____________________
(1)
In the event of termination without Cause or termination for Good Reason, Mr. Verghese is entitled to an amount equal to his base salary at the rate in effect immediately before the Termination, payable in a lump sum.

(2)
In the event of termination without Cause or termination for Good Reason, Mr. Verghese is entitled to an amount equal to the greater of: (i) the amount of his annual bonus, if any, relating to the prior calendar year, or (ii) the average of bonuses paid the prior two years. The amounts in this row represent the bonus paid in 2014 with respect to 2013. If his employment is terminated for death or disability, he will be entitled to consideration for an annual bonus with respect to the calendar year in which he dies or becomes disabled, which amount will be pro-rated for the number of days worked. The pro-rated amounts of the bonuses for termination of disability are estimated at one-half of the bonus.

(3)
The acceleration of vesting of stock options, if any, is governed under the terms of Mr. Verghese's various option agreements governing the grants. In general, all option grants will vest if Mr. Verghese's employment is terminated in the event of disability or death.

(4)
Mr. Verghese's employment agreement provides that all outstanding restricted stock will vest if Mr. Verghese's employment is terminated without Cause or for Good Reason. Mr. Verghese's restricted stock award agreements provide that his shares of restricted stock will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for restricted stock as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(5)
Mr. Verghese’s performance units will vest if Mr. Verghese’s employment is terminated without Cause or for Good Reason. Mr. Verghese’s performance units will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for the performance units as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(6)           Mr. Verghese is not entitled to continuing health coverage other than may be provided under COBRA.
(7)	Amounts payable to Mr. Verghese for termination in connection with a change of control without Cause or with Good Reason are the same as if there were no change of control.

James E. Brasher.In addition to the amounts listed below, Mr. Brasher is entitled to all accrued compensation and unreimbursed expenses through the date of termination. Please refer to the above discussion regarding Mr. Brasher's employment agreement for the specific timing and payouts of severance compensation.

Element	Voluntary Resignation ($)	Involuntary Termination for Cause ($)	Involuntary Termination by us without Cause or by Executive for Good Reason ($)	Termination in Connection with Change of Control (without Cause or for Good Reason) ($)(7)	Change of Control without Termination ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash Severance Payment (1)	-	-	288,000	288,000	-	-	-
Bonus Payment (2)	-	-	135,000	135,000	-	67,500	67,500
Stock Option Awards(3)	-	-	-	-	-	-	-
Restricted Stock Awards(4)	-	-	80,500	80,500	80,500	80,500	80,500
Performance Unit Awards(5)	-	-	80,500	80,500	80,500	80,500	80,500
Continued Health Coverage(6)	-	-	-	-	-	-	-
Total	-	-	584,000	584,000	161,000	228,500	228,500
____________________
(1)
In the event of termination without Cause or termination for Good Reason, Mr. Brasher is entitled to an amount equal to his base salary at the rate in effect immediately before the Termination, payable in a lump sum.

(2)
In the event of termination without Cause or termination for Good Reason, Mr. Brasher is entitled to an amount equal to the greater of: (i) the amount of his annual bonus, if any, relating to the prior calendar year, or (ii) the average of bonuses paid the prior two years. The amounts in this row represent the bonus paid in 2014 with respect to 2013. If his employment is terminated for death or disability, he will be entitled to consideration for an annual bonus with respect to the calendar year in which he dies or becomes disabled, which amount will be pro-rated for the number of days worked. The pro-rated amounts of the bonuses for termination of disability are estimated at one-half of the bonus.

(3)
The acceleration of vesting of stock options, if any, is governed under the terms of Mr. Brasher's various option agreements governing the grants. In general, all option grants will vest if Mr. Brasher's employment is terminated in the event of disability or death.

(4)
Mr. Brasher's employment agreement provides that all outstanding restricted stock will vest if Mr. Brasher's employment is terminated without Cause or for Good Reason. Mr. Brasher's restricted stock award agreements provide that his shares of restricted stock will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for restricted stock as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(5)
Mr. Brasher’s performance units will vest if Mr. Brasher’s employment is terminated without Cause or for Good Reason. Mr. Brasher’s performance units will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for the performance units as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(6)
Mr. Brasher is not entitled to continuing health coverage other than may be provided under COBRA. If Mr. Brasher elects continuation coverage under COBRA, we are obligated to pay a portion of the COBRA premiums for a period of one year.

(7)	Amounts payable to Mr. Brasher for termination in connection with a change of control without Cause or with Good Reason are the same as if there were no change of control.

Thomas J. Fleure. In addition to the amounts listed below, Mr. Fleure is entitled to all accrued compensation and unreimbursed expenses through the date of termination. Please refer to the above discussion regarding Mr. Fleure's employment agreement for the specific timing and payouts of severance compensation.

Element	Voluntary Resignation ($)	Involuntary Termination for Cause ($)	Involuntary Termination by us without Cause or by Executive for Good Reason ($)	Termination in Connection with Change of Control (without Cause or for Good Reason) ($)(7)	Change of Control without Termination ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash Severance Payment (1)	-	-	228,000	228,000	-	-	-
Bonus Payment (2)	-	-	105,000	105,000	-	52,500	52,500
Stock Option Awards(3)	-	-	-	-	-	-	-
Restricted Stock Awards(4)	-	-	35,218	35,218	35,218	35,218	35,218
Performance Unit Awards(5)	-	-	90,563	90,563	90,563	90,563	90,563
Continued Health Coverage(6)	-	-	-	-	-	-	-
Total	-	-	458,781	458,781	125,781	178,281	178,281
_____________________
(1)
In the event of termination without Cause or termination for Good Reason, Mr. Fleure is entitled to an amount equal to his base salary at the rate in effect immediately before the Termination, payable in a lump sum.

(2)
In the event of termination without Cause or termination for Good Reason, Mr. Fleure is entitled to an amount equal to the greater of: (i) the amount of his annual bonus, if any, relating to the prior calendar year, or (ii) the average of bonuses paid the prior two years. The amounts in this row represent the bonus paid in 2014 with respect to 2013. If his employment is terminated for death or disability, he will be entitled to consideration for an annual bonus with respect to the calendar year in which he dies or becomes disabled, which amount will be pro-rated for the number of days worked. The pro-rated amounts of the bonuses for termination of disability are estimated at one-half of the bonus.

(3)
The acceleration of vesting of stock options, if any, is governed under the terms of Mr. Fleure's various option agreements governing the grants. In general, all option grants will vest if Mr. Fleure's employment is terminated in the event of disability or death.

(4)
Mr. Fleure's employment agreement provides that all outstanding restricted stock will vest if Mr. Fleure's employment is terminated without Cause or for Good Reason. Mr. Fleure's restricted stock award agreements provide that his shares of restricted stock will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for restricted stock as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(5)
Mr. Fleure’s performance units will vest if Mr. Fleure’s employment is terminated without Cause or for Good Reason. Mr. Fleure’s performance units will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for the performance units as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(6)	Mr. Fleure is not entitled to continuing health coverage other than may be provided under COBRA.
(7)	Amounts payable to Mr. Fleure for termination in connection with a change of control without Cause or with Good Reason are the same as if there were no change of control.

Ross G. Peebles. In addition to the amounts listed below, Mr. Peebles is entitled to all accrued compensation and unreimbursed expenses through the date of termination. Please refer to the above discussion regarding Mr. Peebles' employment agreement for the specific timing and payouts of severance compensation.

Element	Voluntary Resignation ($)	Involuntary Termination for Cause ($)	Involuntary Termination by us without Cause or by Executive for Good Reason ($)	Termination in Connection with Change of Control (without Cause or for Good Reason) ($)(7)	Change of Control without Termination ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash Severance Payment (1)	-	-	264,000	264,000	-	-	-
Bonus Payment (2)	-	-	115,000	115,000	-	57,500	57,500
Stock Option Awards(3)	-	-	-	-	-	-	-
Restricted Stock Awards(4)	-	-	88,550	88,550	88,550	88,550	88,550
Performance Unit Awards(5)	-	-	80,500	80,500	80,500	80,500	80,500
Continued Health Coverage(6)	-	-	-	-	-	-	-
Total	-	-	548,050	548,050	169,050	226,550	226,550

_____________________
(1)
In the event of termination without Cause or termination for Good Reason, Mr. Peebles is entitled to an amount equal to his base salary at the rate in effect immediately before the Termination, payable in a lump sum.

(2)
In the event of termination without Cause or termination for Good Reason, Mr. Peebles is entitled to an amount equal to the greater of: (i) the amount of his annual bonus, if any, relating to the prior calendar year, or (ii) the average of bonuses paid the prior two years. The amounts in this row represent the bonus paid in 2014 with respect to 2013. If his employment is terminated for death or disability, he will be entitled to consideration for an annual bonus with respect to the calendar year in which he dies or becomes disabled, which amount will be pro-rated for the number of days worked. The pro-rated amounts of the bonuses for termination of disability are estimated at one-half of the bonus.

(3)
The acceleration of vesting of stock options, if any, is governed under the terms of Mr. Peebles' various option agreements governing the grants. In general, all option grants will vest if Mr. Peebles' employment is terminated in the event of disability or death.

(4)
Mr. Peebles' employment agreement provides that all outstanding restricted stock will vest if Mr. Peebles' employment is terminated without Cause or for Good Reason. Mr. Peebles' restricted stock award agreements provide that his shares of restricted stock will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for restricted stock as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(5)
Mr. Peebles’ performance units will vest if Mr. Peebles’ employment is terminated without Cause or for Good Reason. Mr. Peebles’ performance units will vest in the event of his death or disability or in the event of a change of control. The table above shows the amount of intrinsic value for the performance units as of December 31, 2013 that would have accelerated vesting upon the termination event based on a value of $1.61 per share, the closing price of our common stock on the NYSE on December 31, 2013.

(6)	Mr. Peebles is not entitled to continuing health coverage other than may be provided under COBRA.
(7)	Amounts payable to Mr. Peebles for termination in connection with a change of control without Cause or with Good Reason are the same as if there were no change of control.

Director Compensation

For fiscal year 2013, our independent directors were eligible to receive compensation composed of cash and equity, including (i) a $40,000 annual cash retainer, paid quarterly and (ii) a $60,000 equity grant, awarded at the time of the 2013 Annual Meeting of the Stockholder (“Annual Meeting”), calculated at the common stock closing price effective as of the next NYSE trading day following the date of such Annual Meeting, and vesting over two years with 1/2 of the award vesting on the first-year anniversary and the remaining 1/2 vesting on the second-year anniversary of the grant date (May 28, 2013). Each Board Committee Chairman was eligible to receive the following additional compensation: (i) $15,000 annual cash retainer for the Audit Committee chair, (ii) $8,000 annual cash retainer for the Compensation Committee chair, and (iii) $5,000 annual cash retainer for the Nominating and Corporate Governance Committee chair, in each case paid at each quarterly meeting of the Board of Directors.

Directors who are also full-time officers or employees of our Company do not receive additional compensation for serving as directors. During fiscal year 2013, both Mr. Degner and Mr. White were full-time employees of the Company and received a salary and certain other benefits, but no additional compensation for their service as directors. Mr. White served as an executive officer of the Company, and a detailed description of his compensation is set forth under the “Compensation Discussion and Analysis” and “Executive Compensation” sections above.

Mr. Matelich and Mr. Osborne have declined to receive any compensation for services provided as our directors.

The following table sets forth the compensation paid to our directors in 2013:

	Fees Earned or Paid in Cash ($)			All Other Compensation ($)	Total ($)

		Stock Awards ($)(1)	Option Awards ($)

Name
Richard C. White	-	-	-	-	-
Richard A. Degner (2)	-	-	-	-	-
Karl F. Kurz (3)	48,000	60,000	-	-	108,000
Damir S. Skerl (4)	45,000	60,000	-	-	105,000
George E. Matelich	-	-	-	-	-
Joseph P. McCoy (5)	55,000	60,000	-	-	115,000
Stanley de J. Osborne	-	-	-	-	-
Michael C. Forrest	40,000	60,000	-	-	100,000
Michael S. Bahorich	40,000	60,000	-	-	100.000
________________________
(1)
The amounts in this column represent the grant date fair value of the full equity awards with respect to stock awards for the fiscal year computed in accordance with ASC 718, “Compensation – Stock Compensation”.

(2)	Mr. Degner resigned as Non-Executive Chairman and a director in January 2013.
(3)	Mr. Kurz served as the Compensation Committee Chairman.
(4)	Mr. Skerl served as the Nominating and Corporate Governance Committee Chairman.
(5)	Mr. McCoy served as the Audit Committee Chairman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information with respect to the beneficial ownership of Global common stock as of April 29, 2014 by:

(i)	each person known by us to be the beneficial owners of 5% or more of our shares of common stock;
(ii)	our Named Executive Officers;
(iii)	our directors; and
(iv)	all of our directors and executive officers as a group.

“Beneficial ownership” is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes and subject to community property laws where applicable, to our knowledge, the persons named in the tables below have sole voting and investment power with respect to all shares of our common stock beneficially owned. The number of shares beneficially owned by each person or group, as of April 29, 2014, includes shares of common stock that such person or group had the right to acquire on or within 60 days after the date of this Form 10-K, including, but not limited to, upon the exercise of options to purchase common stock, or warrants held by that person that are currently exercisable or exercisable within the 60 days term mentioned above.

Unless otherwise indicated, the address for each person set forth in the table is c/o Global Geophysical Services, Inc., 13927 South Gessner Road, Missouri City, Texas 77489.

Security Ownership by Certain Beneficial Owners

This information is reported by such beneficial owners of 5% or more of our shares of common stock in their Schedule 13G filings with the SEC.

The percentage ownership set forth below is calculated based upon the total number of 39,699,417 outstanding shares as reported in this Form 10-K.

Name	Number of Shares	Percentage
Kelso Investment Associates VII, L.P. (1)	12,396,634	31.2%
T. Rowe Price Associates, Inc. (2)	2,837,090	7.1%
______________________
(1)
Based on a Schedule 13G/A filed with the SEC on January 31, 2012, Kelso Investment Associates VII, L.P. (“KIA VII”) reported shared voting and dispositive power with certain related parties described in such Schedule 13G/A of 12,396,634 shares of common stock. The business address for Kelso Investment Associates VII, L.P. and such related persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.

(2)
Based on a Schedule 13G filed with the SEC on February 10, 2014, T. Rowe Price Associates, Inc. reported sole voting power with respect to 393,390 shares and sole dispositive power with respect to 2,837,090 shares and T. Rowe Price Small-Cap Value Fund, Inc. reported sole voting power with respect to 2,415,000 shares and sole dispositive power with respect to 0 shares. The aggregate amount of 2,415,000 shares reported by T. Rowe Price Small-Cap Value Fund, Inc. was included in the aggregate amount of 2,837,090 shares reported by T. Rowe Price Associates, Inc. The business address for these persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

Security Ownership by Executive Officers and Directors

For each individual and group included in the table below, the percentage ownership is calculated based upon the total number of 39,699,417 outstanding shares as reported in this Form 10-K.

Name	Common Stock	Options Exercisable in 60 days	Total Shares Beneficially Owned, Directly or Indirectly	Percentage
Named Executive Officers:
Richard C. White	521,289	-	521,289	1.3%
P. Mathew Verghese	238,507	92,000	330,507	*
James E. Brasher	232,610	7,000	239,610	*
Thomas J. Fleure	1,033,604	70,000	1,103,604	2.8%
Ross G. Peebles	163,645	18,000	181,645	*

Directors:
Richard C. White(1)
Karl F. Kurz	44,050	-	44,050	*
Damir S. Skerl (2)	295,426	10,000	305,426	*
George E. Matelich (3)	12,396,634	-	12,396,634	31.2%
Joseph P. McCoy	20,281	-	20,281	*
Stanley de J. Osborne (3)	12,396,634	-	12,396,634	31.2%
Michael C. Forrest (4)	222,031	10,000	232,031	*
Michael S. Bahorich (5)	45,281	-	45,281	*

All Executive Officers and Directors as a group (13 persons):
All Executive Officers and Directors as a group (6)	15,462,256	213,000	15,675,256	39.5%

________________________________
*              less than 1%
(1)	Mr. White’s holdings are reported under the Named Executive Officers tab above.
(2)
Includes 58,395 shares held indirectly through the four trusts for which Mr. Skerl is a Trustee, more specifically (i) 15,845 shares in the Christopher Robert Skerl Grandchild Trust; (ii) 15,100 shares in the Matthew Phillip Skerl Grandchild Trust; (iii) 12,450 shares in the Stephen Allen Skerl Grandchild Trust; and (iv) 15,000 shares in the Nikola and Erik Skerl Trust.

(3)	Each of Messrs. Matelich and Osborne could be deemed to share beneficial ownership of shares of common stock beneficially owned by KIA VII. See “Security Ownership by Certain Beneficial Owners.”
(4)	Includes 200,000 shares owned by Bobbye C. Forrest Exempt Bypass Trust, Michael C. Forrest, Trustee.
(5)	Includes 20,000 shares held indirectly through Bahorich Investment GST TR Mark Bahorich TTEE.
(6)
The following persons were included in the group: (1) Richard C. White; (2) P. Mathew Verghese; (3) James E. Brasher; (4) Thomas J. Fleure; (5) Ross G. Peebles; (6) Sean M. Gore;; (7) Karl F. Kurz; (8) Damir S. Skerl; (9) George E. Matelich; (10) Joseph P. McCoy; (11) Stanley de J. Osborne; (12) Michael C. Forrest; and (13) Michael S. Bahorich.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5.  Market for Registrant’s Common and Preferred Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The descriptions set forth below are qualified in their entirety by reference to the applicable agreements.

Transactions with Executive Officers and Directors

Two of our directors, Messrs. Matelich and Osborne, are affiliated with Kelso.

Stockholders Agreement

On November 30, 2006, we entered into a stockholders agreement with affiliates of Kelso (“Kelso affiliates”) and stockholders other than the Kelso affiliates. Pursuant to this agreement, (a) Kelso affiliates were given the right to make an unlimited number of requests that we register their shares of our common stock under the Securities Act of 1933, (b) following the first anniversary of an initial public offering, the Kelso affiliates were given the right to make a request for such registration on a delayed or continuous basis under Rule 415, and (c) the stockholders other than the Kelso affiliates were given the right to make an unlimited number of requests that we register their shares of our common stock provided that at least $25.0 million in shares is registered at any one time. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro-rata basis, subject to certain conditions. In addition, if we propose to register any of our shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the stockholders agreement have the right to include their shares in the registration statement, subject to certain conditions. In connection with the completion of the offering in April 2010, the parties have amended this agreement such that the parties to the agreement do not have registration rights with respect to the offering.

Pursuant to the terms of the stockholders agreement, Kelso affiliates requested registration of all shares owned or beneficially owned by Kelso affiliates, including those shares subject to warrant agreements. On July 28, 2011 we filed a registration statement Form S-3 registering all 12,396,634 shares owned by Kelso affiliates or beneficially owned by Kelso for resale. The registered shares included 295,984 shares that were issued pursuant to a cashless exercise of all warrants held or beneficially held by Kelso affiliates. The registration statement was declared effective on September 8, 2011.

Kelso Agreement

On December 1, 2006, we entered into an agreement with Kelso, pursuant to which Kelso may provide consulting and advisory services to us. Pursuant to this agreement, we have agreed to reimburse Kelso and certain of its affiliates for their expenses incurred in connection with their investment in us and in connection with any services to be provided by them to us on a going-forward basis. We have also agreed to indemnify and hold harmless Kelso and certain of its affiliates with respect to their investment in us and any services to be provided by them to us on a going-forward basis.

Review, Approval or Ratification of Transactions with Related Persons

Our conflict of interest policy prohibits employees and officers from engaging in any activity which might create or appear to create a conflict of interest or interfere with our business, except as approved by our Audit Committee. Furthermore, we will require that all conflicts of interest be fully disclosed by each employee and officer. This policy is disclosed in our Code of Ethics. We also have a written prohibition of personal loans to executive officers or directors in our Corporate Governance policies, under which we are prohibited from making or renewing any personal loan to our executive officers or directors. In addition, pursuant to our Code of Ethics, our executive officers and directors are required to be free from actual or apparent conflicts of interest that would interfere with their loyalty to us or to our stockholders. Similarly, our Code of Ethics prohibits our executive officers and directors from appropriating business opportunities that are presented to us, from competing with us, and from using their positions with us or our information for personal gain.

Director Independence

Our directors believe that Board independence is crucial and is key for the Board to function properly, allowing it to provide oversight and maintain managerial accountability. It is the policy of our Board that a majority of the members of our Board consist of independent members. Our Board has adopted the Corporate Governance Principles, which contain the following guidelines to assist our Board in determining director independence in accordance with the applicable SEC and NYSE rules:

•
No director who is one of our employees or former employees, or whose immediate family member is one of our executive officers or former executive officers, shall be considered "independent" until three years after such employment has ended;

•
No director who is receiving, or in the last three years has received, or whose immediate family member is receiving, or in the last three years has received, more than $120,000 in a single year in direct compensation from us, other than fees received in such director's capacity as a member of the Board or any Board committee and pension payments or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service) shall be considered "independent" Compensation received by an immediate family member for service as one of our non-executive employees need not be considered in determining independence;

•
No director who is, or in the past three years has been, affiliated with or employed by, or whose immediate family member is, or in the past three years has been, affiliated with or employed in a professional capacity by, one of our present or former internal auditors or independent auditing firms shall be considered "independent";

•
No director who is, or in the past three years has been, employed as, or whose immediate family member is, or in the past three years has been, employed as, an executive officer by any company for which any of our executive officers serves as a member of its compensation committee (or, in the absence of a compensation committee, the board committee performing equivalent functions, or, in the absence of such committee, the board) shall be considered "independent"; and

•
No director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from us for property or services in an amount which, in any single fiscal year, exceeds the greater of $1,000,000 or 2% of such other company's consolidated gross revenue shall be considered "independent" until three years after such payments fall below such threshold.

For purposes of determining director independence, an "immediate family member" includes a person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person's home. When applying the three year look-back provisions, an immediate family member does not include individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

The Board has determined that each current director and each director nominee is independent, except for Mr. White our CEO and Chairman of the Board. Our Board has affirmatively determined that Messrs. Kurz, Skerl, Matelich, McCoy, Osborne, Forrest, and Bahorich do not have any material relationships with us that may interfere with the exercise of their independence from management and are independent directors under applicable NYSE rules, SEC rules and in accordance with our Corporate Governance Principles. In making this determination, our Board specifically reviewed our relationship with Messrs. Osborne and Matelich, each of whom is a managing director of Kelso. Kelso affiliates are one of our largest stockholders. Under the NYSE rules a director's ownership of a significant amount of equity in a listed company does not prohibit a finding of independence. None of Messrs. Kurz, Skerl, Matelich, McCoy, Osborne, Forrest, and Bahorich has received any type of management, advisory or consulting fees during the period these individuals have served on our board. Our Board believes that Messrs. Matelich's and Osborne's affiliation with a large stockholder enhances their ability to represent the interests of our other stockholders in any situation where the interests of management and the stockholders might differ. Based upon a review of the foregoing matters, our Board determined that Messrs. Matelich and Osborne are independent.

Item 14. Principal Accounting Fees and Services

Audit Committee Pre-Approval Policy and Procedures

UHY LLP (“UHY”) has been serving as the Company’s independent registered public accounting firm since 2003.

The Audit Committee’s Charter provides that, subject to stockholder ratification, the Audit Committee shall have sole responsibility for the appointment, retention, oversight, termination and replacement of our independent registered certified public accounting firm, and for the approval of all audit and engagement fees. No services to be performed by our independent registered certified public accounting firm (including audit services or non-audit services) shall be provided to us unless first pre-approved by the Audit Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC. The Audit Committee may delegate to one or more members of the Audit Committee, the authority to grant pre-approvals of non-audit services, remain that the decision of any member to whom such authority is delegated to pre-approve non-audit services shall be presented to the full Audit Committee for its approval at its next scheduled meeting.

In addition, the independent registered certified public accounting firm shall report directly to the Audit Committee and shall be ultimately accountable to the Committee. The Committee shall obtain an annual written statement from the independent registered certified public accounting firm confirming its accountability to the Committee.

Fees Paid to Auditors

The following table presents the aggregate fees billed by UHY to us for services rendered for the fiscal years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees (1)	$828,985	$414,651
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	$46,700	$49,079
Total	$875,685	$463,730
__________________
(1)
The Audit fees for the years ended December 31, 2013 and 2012, respectively, were for professional services rendered for the audits of Company’s consolidated financial statements, the reviews of Company’s quarterly consolidated financial statements, the review of documents filed with the SEC, and consents.

(2)
All other fees include fees for all services except those described above. For 2012, such fees included fees for the senior notes offering, which included review of the offering memorandum, SEC form S-4, consents and the issuance of comfort letters, and fees for the 401(k) audit. For 2013, such fees included fees for the preferred stock offering, which included review of the prospectus, SEC Form S-3, consents and the issuance of comfort letters, and fees relating to the 401(k) audit.

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

Global Geophysical Services, Inc.

Date: April 29, 2014	By:	/s/ Richard C. WHITE Richard C. White President and Chief Executive Officer

Date: April 29, 2014	By:	/s/ SEAN M. GORE Sean M. Gore Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2014:

Signature	Title

/s/ Richard C. WHITE Richard C. White	President and Director (Chief Executive Officer and Principal Executive Officer)

/s/ SEAN M. GORE Sean M. Gore	Senior Vice President (Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Damir S. Skerl Damir S. Skerl	Director

/s/ Michael C. Forrest Michael C. Forrest	Director

/s/ George E. Matelich George E. Matelich	Director

/s/ Stanley de Jongh Osborne Stanley de Jongh Osborne	Director

/s/ Karl F. Kurz Karl F. Kurz	Director

/s/ Michael S. Bahorich Michael S. Bahorich	Director

/s/ joseph p. mccoy Joseph P. McCoy	Director

ARTICLE V.

EXHIBIT INDEX

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
1.1†		Underwriting Agreement dated December 6, 2013, among the Company and MLV & Co. LLC, as the representative of the underwriters named in Schedule III thereto.	8-K 12/12/13	1.1 001-34709

3.1†		Third Amended and Restated Certificate of Incorporation dated April 26, 2010	8-K 4/27/10	3.1

3.2†		Amended and Restated Bylaws dated April 27, 2010	8-K 4/27/10	3.2

3.3†		Certificate of Designations with respect to the 11.5% Series A Cumulative Preferred Stock.	8-K 12/13/13	3.1 001-34709

4.1†		Form of Specimen Certificate of Global Geophysical Services, Inc.	S-1 10/16/09	4.1 333-163540

4.2†		Warrant Agreement, dated as of March 29, 2007, by and among Global Geophysical Services, Inc., Kelso Investment Associates VII, L.P. and KEP VI, LLC	S-1 10/16/09	4.2 333-163540

4.3†		Plan of Recapitalization of Global Geophysical Services, Inc., dated December 18, 2009	S-1 10/16/09	4.3 333-163540

4.4†		Indenture dated as of April 27, 2010, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors	8-K 4/27/10	4.1

4.5†
First Supplemental Indenture, dated as of September 10, 2010, among Global Microseismic, Inc. (n/k/a Accrete Monitoring, Inc.) (the “Guaranteeing Subsidiary”); Global Geophysical Services, Inc.; the other Guarantors (as defined in the Indenture) and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.6 001-34709

4.6†
Second Supplemental Indenture, dated as of November 10, 2010, among Paisano Lease Co., Inc. and Global Eurasia, LLC (the “Guaranteeing Subsidiaries”); Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.7 001-34709

4.7†
Third Supplemental Indenture, dated as of December 9, 2010, among AutoSeis Development Company (the “Guaranteeing Subsidiary”) a wholly-owned subsidiary of AutoSeis, Inc., a wholly-owned subsidiary of Global Geophysical Services, Inc. respectively; Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-K 3/18/11	4.8 001-34709

4.8†	†
Fourth Supplemental Indenture, dated as of March 16, 2012, among STRM, LLC (the “Guaranteeing Subsidiary”) an indirect subsidiary of Global Geophysical Services, Inc.; Global Geophysical Services, Inc.; the other Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee

4.9†		Indenture dated as of March 28, 2012, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors.	8-K 03/30/12	4.1 001-34709

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
4.10†
Deposit Agreement, dated as of December 13, 2013, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A., collectively, as Depositary, and the holders from time to time of the depositary receipts described therein.
			8-K 12/13/13	4.1 001-34709

4.11†		Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1).	8-K 12/13/13	4.2 001-34709

4.12†		Form of Certificate representing the 11.5% Series A Cumulative Preferred Stock.	8-K 12/13/13	4.3 001-34709

10.1†		Stockholders Agreement dated as of November 30, 2006 among Global Geophysical Services, Inc., Kelso Investment Associates VI, L.P., KEP VI, LLC, and those other parties identified therein	S-1 10/16/09	10.14 333-163540

10.2†		First Amendment to Stockholders Agreement between Global Geophysical Services, Inc. and certain stockholders dated November 30, 2006, as of January 13, 2010	S-1 10/16/09	10.33 333-163540

10.3†		Form of Indemnification Agreement between Global Geophysical Services, Inc. and its directors.	S-1 10/16/09	10.25 333-163540

10.4†		Letter Agreement dated December 1, 2006, between Kelso & Company, L.P. and Global Geophysical, Inc.	S-1 10/16/09	10.28 333-163540

10.5†		Form of Incentive Stock Option Agreement	S-1 10/16/09	10.29 333-163540

10.6†		Form of Grant of Restricted Stock	S-1 10/16/09	10.30 333-163540

10.7†	*	First Amendment amending Amended and Restated Cooperation Agreement dated May 1, 2007, between Global Geophysical Services, Inc. and Sercel, Inc., as of January 13, 2010	S-1 10/16/09	10.32 333-163540

10.8†	*	Second Amendment amending the First Amendment to the Amended and Restated Cooperation Agreement dated January 13, 2010, between Global Geophysical Services, Inc. and Sercel, Inc., as of March 5, 2010	S-1 10/16/09	10.35 333-163540

10.9†		Global Geophysical Services, Inc. Amended and Restated 2006 Incentive Compensation Plan, effective as of February 5, 2010	10-K 3/18/11	10.34 001-34709

10.10†		Employment Agreement dated as of October 15, 2010 between Global Geophysical Services, Inc. and Christopher P. Graham	8-K 10/21/10	10.1

10.11†		Employment Agreement dated as of October 25, 2012 between Global Geophysical Services, Inc. and Richard C. White.	8-K 10/26/12	10.1 001-34709

10.12†		Employment Agreement effective as of January 25, 2013 between Global Geophysical Services, Inc. and P. Mathew Verghese.	8-K 1/25/13	10.1 001-34709

10.13†		Employment Agreement effective as of January 25, 2013 between Global Geophysical Services, Inc. and Jesse Perez	8-K 1/25/13	10.2 001-34709

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
10.14†		Employment Agreement effective as of January 25, 2013 between Global Geophysical Services, Inc. and Thomas J. Fleure.	8-K 1/25/13	10.3 001-34709

10.15†		Employment Agreement effective as of January 25, 2013 between Global Geophysical Services, Inc. and Ross G. Peebles.	8-K 1/25/13	10.4 001-34709

10.16†		Employment Agreement effective as of March 18, 2013 between Global Geophysical Services, Inc., and James E. Brasher.	8-K 2/25/13	10.1 001-34709

10.17†		Form of Incentive Stock Option Agreement.	10-Q 8/13/13	10.3 001-34709

10.18†		First Amendment, effective as of May 24, 2013, to Global Geophysical Services, Inc. Amended and Restated 2006 Incentive Compensation Plan, effective as of February 5, 2010.	10-Q 8/13/13	10.4 001-34709

10.19†		Form of 2013 Performance Unit Award Agreement - Executive Officers.	10-Q 8/13/13	10.5 001-34709

10.20†
Financing Agreement dated as of September 30, 2013 by and among Global Geophysical Services, Inc., certain subsidiaries of Global Geophysical Services, Inc. party thereto, as guarantors, the lenders party thereto, TPG Specialty Lending, Inc., as administrative agent, collateral agent and co-lead arranger, and Tennenbaum Capital Partners, LLC, as co-lead arranger.
			8-K 10/2/13	10.1 001-34709

10.21†
First Amendment to Financing Agreement dated as of December 3, 2013 by and among Global Geophysical Services, Inc., certain subsidiaries of Global Geophysical Services, Inc. party thereto, as guarantors, the lenders party thereto, TPG Specialty Lending, Inc., as administrative agent, collateral agent and co-lead arranger, and Tennenbaum Capital Partners, LLC, as co-lead arranger.
			8-K 12/9/13	10.1 001-34709

10.22†
Financing Agreement dated as of April 14, 2014 among Global Geophysical Services, Inc., as borrower, and certain subsidiaries of Global Geophysical Services, Inc., as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

14.1†		Global Geophysical Services, Inc. Code of Business Conduct and Ethics as revised November 26, 2012	8-K 11/29/12	14.1 001-34709

21.1†	†	List of Subsidiaries of Global Geophysical Services, Inc.

23.1†	†	Consent of UHY LLP

31.1†	†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
EXHIBIT NO.		DESCRIPTION	Form File Date	Exhibit No. SEC File No.
101.INS†	†	XBRL Instance Document

101.SCH†	†	XBRL Taxonomy Extension Schema Document

101.CAL†	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	†	XBRL Taxonomy Extension Presentation Linkbase Document

_______________
†	Previously filed.

††	Filed herewith.

*	Confidential portions have been filed separately with the Commission.

GLOBAL GEOPHYSICAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Geophysical Services, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Geophysical Services, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Notes 1 and 20 to the consolidated financial statements, on March 25, 2014, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 20. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the reorganization and other matters.

As discussed in Note 1 to the Consolidated Financial Statements, the Company has restated its 2012 and 2011 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 29, 2014 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Geophysical Services, Inc. and Subsidiaries
Houston, Texas

We have audited the internal control over financial reporting of Global Geophysical Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our audit, the following material weaknesses were identified as of December 31, 2013.

Entity level controls to ensure the Company’s ability to properly record and report its operational processes and transactions, including adequate oversight and review, and a financial reporting structure with clearly established responsibilities were not maintained. Entity level controls set the tone of the organization, influences the control consciousness of its employees and is the foundation for all components of internal control over financial reporting. Attributing factors include the lack of adequate resources, in terms of size, technical expertise and institutional knowledge to timely identify and address certain of the Company’s financial and tax reporting aspects of its multi-national operations. In addition, ineffective controls surrounding the financial reporting close process resulted in the recording of a significant number of post-closing adjustments, primarily affecting revenue recognition in Latin America, impairment of multi-client data library, capitalized research and development costs, sales and use tax liabilities, disposal of assets, stock-based compensation and certain other areas.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2013 consolidated financial statements, and this report does not affect our report dated April 29, 2014 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated April 29, 2014 expressed an unqualified opinion.

 /s/ UHY LLP

Houston, Texas
April 29, 2014

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2013	2012 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,900	$23,359
Restricted cash investments	985	1,830
Accounts receivable, net	51,080	51,381
Inventory	107	11,864
Income and other taxes receivable	-	1,472
Mobilization costs, net	13,051	894
Deferred income taxes, net	-	12,673
Prepaid expenses and other current assets	6,402	7,809
	90,525	111,282

MULTI-CLIENT LIBRARY, net	192,430	309,170

PROPERTY AND EQUIPMENT, net	79,693	95,369

GOODWILL	10,967	12,381

INTANGIBLE ASSETS, net	10,291	13,083

DEBT ISSUANCE COSTS, net	8,801	5,689

OTHER ASSETS	200	712

TOTAL ASSETS	$392,907	$547,686

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share amounts)

	December 31,
	2013	2012 (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable and accrued expenses	$48,682	$44,850
Current portion of long-term debt	336,542	22,970
Current portion of capital lease obligations	5,764	5,639
Income and other taxes payable	7,144	5,035
Deferred revenue	26,361	22,498
Other payables	1,489	3,059
TOTAL CURRENT LIABILITIES	425,982	104,051

DEFERRED INCOME TAXES, net	-	21,740

LONG-TERM DEBT, net of current portion of unamortized discount	-	311,250

CAPITAL LEASE OBLIGATIONS, net of current portion	-	4,176

NON-CONTROLLING INTERESTS	-	1,167

OTHER LIABILITIES	254	1,080

TOTAL LIABILITIES	426,236	443,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 11.5% Series A Cumulative, $0.01 par value, 5.0 million shares authorized 0.3 million shares and zero issued and 0.3 million shares and zero outstanding at December 31, 2013 and 2012, respectively	-	-
Common Stock, $0.01 par value, 100.0 million shares authorized 48.5 million and 47.6 million shares issued and 38.3 million and 37.6 million shares outstanding at December 31, 2013 and 2012, respectively	485	476
Additional paid-in capital	269,421	253,415
Accumulated deficit	(206,704)	(53,141)
	63,202	200,750
Less: treasury stock, at cost, 10.2 million and 10.0 million shares at December 31, 2013 and 2012, respectively	96,531	96,528
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(33,329)	104,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$392,907	$547,686

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)

REVENUES
Proprietary revenues	$151,163	$183,513	$207,068
Multi-client data library pre-commitments	59,767	111,088	127,443
Multi-client data library late sales	77,729	44,828	50,298
TOTAL REVENUES	288,659	339,429	384,809

OPERATING EXPENSES
Operating costs	129,187	131,039	158,888
Multi-client Data Library Amortization	99,879	102,881	112,802
Depreciation and Other Amortization	32,589	28,945	27,478
TOTAL OPERATING EXPENSES	261,655	262,865	299,168

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	88,223	-	-

GOODWILL IMPAIRMENT	1,414	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	14,784	-	-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	51,410	51,346	43,962

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(8,624)	(15,706)	(1,683)

INCOME (LOSS) FROM OPERATIONS	(120,203)	40,924	43,362

OTHER EXPENSE
Interest expense, net	(35,845)	(31,750)	(25,329)
Foreign exchange loss	(439)	(1,688)	(311)
Other expense	(697)	(2,471)	(218)
TOTAL OTHER EXPENSE	(36,981)	(35,909)	(25,858)

INCOME (LOSS) BEFORE INCOME TAXES	(157,184)	5,015	17,504

INCOME TAX EXPENSE (BENEFIT)
Current	5,538	9,200	9,020
Deferred	(8,896)	11,703	3,573
TOTAL INCOME TAX EXPENSE (BENEFIT)	(3,358)	20,903	12,593

INCOME (LOSS) AFTER INCOME TAXES	(153,826)	(15,888)	4,911

NET LOSS, attributable to non-controlling interests	(312)	(302)	(22)

NET INCOME (LOSS), attributable to common stockholders	$(153,514)	$(15,586)	$4,933

INCOME (LOSS) PER COMMON SHARE
Basic	$(4.03)	$(0.42)	$0.13
Diluted	$(4.03)	$(0.42)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,049	37,319	36,666
Diluted	38,049	37,319	36,666

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
		2012	2011
	2013	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) , attributable to common stockholders	$(153,514)	$(15,586)	$4,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (net) and amortization expense	136,078	135,476	143,025
Multi-client data library impairment	88,223	-	-
Goodwill impairment	1,414	-	-
Non-cash revenue	(1,886)	(5,328)	(3,133)
Deferred tax expense (benefit)	(9,067)	9,067	6,209
Gain on disposal of property and equipment	(8,624)	(15,706)	(1,683)
Bad debt expense	875	7,096	-
Stock-based compensation expense	7,814	5,883	5,228
Non-cash interest expense	3,238	2,067	1,304
Other	(482)	604	30
Effects of changes in operating assets and liabilities net of acquisitions:
Accounts receivable, net	(384)	30,690	(17,287)
Inventory	(631)	(11,864)	-
Income and other taxes receivable	1,472	5,588	(105)
Mobilization costs, net	(12,157)	3,737	(3,250)
Prepaid expenses and other current assets	(2,046)	(1,393)	(213)
Deposits and other long-term assets	71	2,718	(2,379)
Accounts payable and accrued expenses	3,832	(13,812)	12,871
Income and other taxes payable	2,109	(602)	(741)
Deferred revenue	3,931	(18,169)	(9,779)
Other payables	(2,106)	763	71
Other long-term liabilities	-	755	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,160	121,984	135,101

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,719)	(29,193)	(34,136)
Investment in Multi-client data library	(67,103)	(164,590)	(178,117)
Investment in unconsolidated subsidiary	(250)	(670)	-
Change in restricted cash investments	845	3,809	(3,195)
Investment in software	(610)	(1,844)	-
Acquisition of a businesses, net of cash acquired	-	(2,543)	(1,150)
Proceeds from involuntary conversion of assets	5,562	-	-
Proceeds from the sale of assets	13,606	27,974	16,654
NET CASH USED IN INVESTING ACTIVITIES	(60,669)	(167,057)	(199,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term note borrowings	82,800	-	-
Repayments of term note borrowings	(1,035)	-	-
Net proceeds on senior notes	-	47,000	-
Net (payments) borrowings on revolving credit facility	(79,060)	9,060	55,000
Other (payments) borrowings, net	(880)	(461)	8,243
Debt issuance costs	(5,033)	(1,803)	-
Principal payments on capital lease obligations	(6,456)	(7,694)	(4,669)
Dividends paid	(49)	-	-
Purchase of treasury stock	(3)	(3)	(823)
Issuances of stock, net	7,766	808	380
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,950)	46,907	58,131

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,459)	1,834	(6,712)

CASH AND CASH EQUIVALENTS, beginning of year	23,359	21,525	28,237

CASH AND CASH EQUIVALENTS, end of year	$18,900	$23,359	$21,525

See accompanying notes to consolidated financial statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balances at January 1, 2011
As previously reported	$456	$-	$239,249	$(95,702)	$(42,146)	$101,857

Restatement Adjustment (Note 1)	-	-	-	-	(342)	(342)

Balances at January 1, 2011 (Restated)	456	-	239,249	(95,702)	(42,488)	101,515

Issuance of common stock	11	-	719	-	-	730

Stock-based compensation expense	-	-	5,228	-	-	5,228

Charitable contribution expense associated with stock grant	-	-	206	-	-	206

Put option liability	-	-	702	-	-	702

Purchase of treasury stock	-	-	-	(823)	-	(823)

Net income (Restated)	-	-	-	-	4,933	4,933

Balances at December 31, 2011 (Restated)	467	-	246,104	(96,525)	(37,555)	112,491

Issuance of common stock	9	-	1,324	-	-	1,333

Stock-based compensation expense	-	-	5,883	-	-	5,883

Charitable contribution expense associated with stock grant	-	-	104	-	-	104

Purchase of treasury stock	-	-	-	(3)	-	(3)

Net loss (Restated)	-	-	-	-	(15,586)	(15,586)

Balances at December 31, 2012 (Restated)	476	-	253,415	(96,528)	(53,141)	104,222

Issuance of preferred stock	-	-	7,170	-	-	7,170

Issuance of common stock	9	-	1,023	-	-	1,032

Stock-based compensation expense	-	-	7,813	-	-	7,813

Purchase of treasury stock	-	-	-	(3)	-	(3)

Preferred stock dividends	-	-	-	-	(49)	(49)

Net loss	-	-	-	-	(153,514)	(153,514)

Balances at December 31, 2013	$485	$-	$269,421	$(96,531)	$(206,704)	$(33,329)

See accompanying notes to consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

General

Global Geophysical Services, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company”) are headquartered in Houston, Texas. The Company provides an integrated suite of seismic data solutions to the global oil and gas industry, including the Company’s high resolution RG-3D Reservoir GradeSM (“RG3D”) seismic solutions. The Company’s seismic data solutions consist primarily of seismic data acquisition, microseismic monitoring, data processing and interpretation services, as well as seismic data recording equipment known as the AUTOSEIS® HDR system. Together with our AUTOSEIS® system, the services we offer deliver data that enables the creation of high resolution images of the earth’s subsurface and reveals complex structural and stratigraphic details. These images are used primarily by oil and gas companies to identify geologic structures favorable to the accumulation of hydrocarbons, to reduce risk associated with oil and gas exploration, to optimize well completion techniques and to monitor changes in hydrocarbon reservoirs. The Company integrates seismic survey design, data acquisition, processing and interpretation together with its seismic equipment solution to deliver enhanced services to clients. In addition, the Company owns and markets, directly and indirectly, a seismic data library primarily located in the shale and tight reservoir basins across the United States. Seismic data library sales occur as a result of non-exclusive licenses being issued to clients.

Prior to the issuance of the 2013 financial statements, the Company identified certain errors that resulted in the restatement of amounts previously recorded in the Company’s financial statements for the years from 2009 through 2012 and for the first nine months of 2013. In addition, certain disclosures in other Notes to these Consolidated Financial Statements have been restated to reflect the restatement adjustments.

The determination to restate these financial statements was approved by the Audit Committee of the Company’s Board of Directors upon the recommendation of the Company’s management. For descriptions of the restatement adjustments and the impacts of these adjustments on previously filed financial statements for the years ended December 31, 2012 and 2011, see Note 21 Restatement of Consolidated Financial Statements. For the impact of the restated amounts on the quarterly information, see Note 22 Unaudited Quarterly Financial Data.

Voluntary Reorganization under Chapter 11

On March 25, 2014, the Company and certain of its subsidiaries, including Autoseis, Inc.; Global Geophysical EAME, Inc.; GGS International Holdings, Inc.; Accrete Monitoring, Inc.; and Autoseis Development Company (the Company and such subsidiaries, collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Voluntary Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”). The filing by the Debtors is jointly administered under Case No. 14-20130 (the “Bankruptcy Case”). The Debtors are operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  For additional information regarding our debtor-in-possession financing, see Note 20 -- Subsequent Events.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to comply with the provisions in their debtor-in-possession financing, the Bankruptcy Court’s approval of a plan of reorganization in the Bankruptcy Case and the Debtors’ ability to implement such a plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession financing), for amounts other than those reflected in the accompanying consolidated financial statements. Any plan of reorganization that emerges in our Bankruptcy Case could materially change the amounts and classifications of assets and liabilities reported in our Consolidated Financial Statements. Accordingly, uncertainties in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.

Delisting from the New York Stock Exchange

On March 26, 2014, the Company received notice that the New York Stock Exchange, Inc. (the “NYSE”) had determined that the listing of the Company’s common stock should be suspended immediately as a result of the filing of the Voluntary Petitions by the Debtors.  The NYSE announced that it had determined to commence proceedings to delist the common stock and the Company’s depositary shares (the “Depositary Shares”), each representing a 1/1000th interest in a share of the Company’s 11.5% Series A Cumulative Preferred Stock, based on NYSE Regulation Inc.’s determination that the Company’s securities are no longer suitable for listing

The last day that the common stock traded on the NYSE was March 25, 2014. The Company does not intend to take further action to appeal the NYSE’s decision. It is therefore expected that the Common Stock and Depositary Shares will be delisted after the completion of the NYSE’s application for delisting filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Global Geophysical Services Inc. and its subsidiaries. All significant inter-company transactions and account balances have been eliminated upon consolidation.

Revenue Recognition:

Proprietary Services

The Company’s seismic services are provided under cancellable service contracts, which vary in terms and conditions. The Company recognizes revenues in accordance with the type of contract we provide services. These contracts are either “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenues based upon quantifiable measures of progress, such as square miles or linear kilometers of data acquired. Under term agreements or the term portions thereof, period revenues are recognized on a day-rate or other similar basis. Under certain contracts where the client pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenues during the performance of the seismic acquisition, using the same quantifiable measures of progress as for the acquisition work. The Company also receives reimbursements for certain other out-of-pocket expenses under the terms of its service contracts. The Company records amounts billed to clients in revenues at the gross amount including out-of-pocket expenses that are reimbursed by the client. In some instances, customers are billed in advance of services performed which the Company records as deferred revenue.

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

Revenues are recorded under arrangements from the licensing of Multi-client data as either pre-commitments, late sales or data swap transactions. Once a contract is signed, it is either classified as a pre-commitment or a late sale and the entire contract will follow the appropriate revenue recognition as described below.

Revenues from the creation of Multi-client projects are recognized when (i) the Company has a licensing arrangement with the customer that is validated by a signed contract, (ii) the sales price is fixed and determinable, (iii) collection is reasonably assured, and (iv) delivery, ‘as defined below’ has occurred. When the above criteria have been satisfied, the Company recognizes revenues using the proportionate performance method based upon quantifiable measures of progress such as square miles or linear kilometers of data acquired.

Revenues associated with a data swap transaction are recognized as a pre-commitment or late sale when (i) the Company has an arrangement with the customer that is validated by a signed contract, (ii) the value is determined based on the value which is more readily determinable, and (iii) the asset exchanged for has been received. Delivery is defined as ‘data is made available to the customer to view’.

If the data is subject to any incremental processing, the Company holds back a portion of the revenues to be recognized upon the delivery of the processed data to the customer. This hold back is calculated as a percentage of the data processing cost remaining to complete over the entire cost of the project.

Pre-commitment Revenues

Pre-commitment revenues are contractual obligations whereby a client commits funds in advance of the Company’s acquisition of Multi-client seismic data. In return for these pre-commitments, clients typically have some input with respect to project specifications and receive preferential pricing. The Company records pre-commitment payments as deferred revenue when they are received and records them as revenues on the basis of proportionate performance based on quantifiable measures of progress.

Late Sale Revenues

Late sales occur when we enter into an agreement to sell a non-exclusive license in a Multi-client survey to a customer and all or any portion of the seismic data has been acquired by the Company. For late sale contracts, any portion associated with data which has not been acquired will be deferred and recognized as revenues on the basis of proportionate performance.

Non-Monetary Transactions

The Company participates in certain non-cash data exchange transactions, in which the Company takes ownership of a customer’s seismic data in exchange for a non-exclusive license to selected seismic data from the Multi-client library. In these non-cash data exchange transactions, the Company records a data library asset for the data received and recognizes revenues on the transaction in accordance with its revenue recognition policy.  These revenues are classified as either Multi-client pre-commitment revenues or Multi-client late sales based on their nature. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable. For the years ended December 31, 2013, 2012, and 2011, the Company has recognized $0.4 million, $5.4 million and $3.1 million respectively, as revenues related to non-cash data transactions.

Multi-client Library

All costs directly incurred in acquiring, processing and otherwise completing a seismic survey are capitalized into the Multi-client library, including the depreciation of equipment owned or leased under capital leases and utilized in connection with a Multi-client seismic shoot. The Company establishes amortization rates based on the estimated future revenues (both from pre-commitments and late sales) on an individual survey basis. The underlying estimates that form the basis for the sales forecast depend on historical and recent revenue trends, oil and gas prospective in particular regions, general economic conditions affecting the customer base, expected changes in technology and other factors. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, an impairment loss may be recorded relative to the seismic data library, which could be material to any particular reporting period. However, under no circumstance will an individual survey carry a net book value greater than a four-year straight-line amortized value. This is accomplished by comparing the cumulative amortization recorded for each survey to the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. We often refer to this additional straight-line amortization as “Backstop” amortization. Total amortization expense related to the Multi-client seismic data library was $99.9 million, $102.9 million and $112.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Mobilization Costs   Transportation and other expenses incurred prior to the commencement of the recording of seismic data are deferred and amortized over the period of recording in a manner that coincides with the physical progression of the recording of the underlying seismic data. Deferred mobilization costs for the years ended December 31, 2013 and 2012 were $13.1 million and $0.9 million, respectively. The costs deferred during 2013 are primarily attributable to operations in Alaska, Kenya, Colombia and Brazil.

Financial Instruments   Financial instruments consist of cash and cash equivalents, accounts receivable and payables, and debt. The carrying value of cash and cash equivalents and accounts receivable and payables approximate fair value due to their short-term nature. The Company believes the fair value and the carrying value of all other debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2013 and 2012. See Note 9 "Fair Values of Financial Instruments" for the fair value of the Company’s 10.5% senior notes.

Cash and Cash Equivalents   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash Investments Restricted cash investments represent cash and cash equivalents as collateral is respect of letter of credit issued in support of the Company's ongoing business.  Restricted cash investments are not generally available to the Company until the respective letters of credit are cancelled or terminated undrawn.

Accounts Receivable   Trade accounts receivables are recorded in accordance with terms and amounts specified in the related contracts on an ongoing basis. Amounts recorded as unbilled represent work done for customers but not billed at period end in accordance with contract provisions and generally are expected to be billed within a relatively short period of time. Management of the Company continually monitors accounts receivable for collectability issues. The Company evaluates the collectability of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly. The allowance for doubtful accounts was $3.7 million and $3.1 million at December 31, 2013 and 2012, respectively. Bad debt expense for the years ended December 31, 2013 and 2012 was $0.7 million and $5.6 million, respectively.

Inventory  In 2012, the Company classified certain recording systems produced or held for sale as inventory. Such inventory consisted primarily of finished products. Inventory is stated at the lower of cost or net realizable value. Cost of inventory is determined by using the first-in, first-out method. The Company periodically reviews its inventory and makes provisions for damaged, missing or obsolete inventory. During 2013, the Company reclassified certain inventory assets to Property and Equipment and sold certain inventory assets to Seismic Equipment Solutions.

Property and Equipment:   Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Buildings (years)		40
Vessels (years)		10
Computers and software (years)	3	-	5
Furniture and fixtures (years)	1	-	2
Machinery and equipment (years)	3	-	7

Management’s estimation of useful life is based on circumstances that exist in the seismic industry and information available at the time of the asset purchase. As circumstances change and new information becomes available these estimates could change.

Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in income (loss) from operations within the Consolidated Statements of Operations during the reporting period. During the years ended December 31, 2013, 2012 and 2011, the Company disposed of property and equipment, recognizing a gain of $8.6 million, $15.7 million and $1.7 million, respectively, inclusive of amortized deferred gain related to sale leaseback transactions in 2013, which is included in operating expenses. Substantially all of the Company’s assets are pledged as collateral to secure debt.

Goodwill   Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually or when indicators of impairment are present. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered the following events and circumstances: macroeconomic conditions, industry, and market conditions, cost factors, overall financial performance, and other entity-specific events. The Company recorded an impairment charge of $1.4 million during the year ended December 31, 2013, classified in the Consolidated Statement of Operations as Goodwill Impairment.

Internal-Use Software  In accordance with ASC 350-40, “Internal-Use Software”, the Company capitalizes costs related to the development of internal use software.  When capitalized, the Company amortizes the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software of 5 years. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized $0.6 million, $1.8 million, and $0.9 million, respectively, of development costs related to internal use software as a component of intellectual property.

Asset Impairment   In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment, amortizable intangibles, and its Multi-client data library if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property and Multi-client data library is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges recognized for property and equipment in the Consolidated Statements of Operations during the years ended December 31, 2013, 2012 and 2011.

For amortizable intangibles, the Company recognized $0.2 million of impairment related to a trademark in connection with the divestment of its line-clearing business during 2013. Refer to further discussion in Note 6.

For the Multi-client data library, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each project’s remaining estimated useful life with the carrying value of each project. If the undiscounted future cash flows are equal to or greater than the carrying value of such project, no impairment is recorded. If undiscounted future cash flows are less than the carrying value, the forecast of future cash flows related to such project is discounted to fair value and compared with such project’s carrying amount. The difference between the project’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge. An impairment charge of $88.2 million was recognized for the Multi-client data library in the Consolidated Statements of Operations during the year ended December 31, 2013.  Backstop amortization (non-cash charges recorded to ensure each individual survey in the library is carried at a net book value no greater than a four-year straight-line amortized value) of $10.7 million, $8.2 million, and $5.7 million was recognized during the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Revenue   Deferred revenue consists primarily of amounts contractually billable or client payments made in advance of work done and deferred fees related to the mobilization period. These amounts are recognized as earned under the terms of the related contract. Deferred revenue also includes deferred gains related to certain sale leaseback transactions. Such deferred gains are recognized on a straight-line basis over the term of the related lease agreement.

Treasury Stock   The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Debt Issuance Costs   The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $3.3 million and $2.0 million at December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $0.9 million and $0.6 million, respectively. Amortization expense is projected to be $2.6 million, $2.9 million, $2.8 million and $0.5 million for the twelve months ended December 31, 2014 through 2017, respectively.

Concentrations of Credit Risk   The Company maintains its cash in bank deposits with a financial institution. These deposits, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institution and has not experienced any losses on such accounts. The Company is not party to any financial instruments which have off-balance sheet credit or interest rate risk.

Advertising   Advertising costs are expensed as incurred as a component of selling, general and administrative expenses and were $1.0 million, $0.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes   The Company follows ASC 740, “Income Taxes”, regarding the accounting for deferred tax assets and liabilities. Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The Company follows ASC 740, “Income Taxes,” regarding the accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an income tax position is required to meet before recognizing in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. Additionally, the Company recognizes income tax related penalties and interest in the provision for income taxes.

Earnings Per Share   The Company accounts for earnings per share in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the periods, including the dilutive effect of restricted stock, options and warrants granted. Dilutive restricted stock, options, and warrants that are issued during a period or that expire or are cancelled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Restricted stock, options and warrants, where the exercise price exceeds the average stock price for the period, are considered anti-dilutive and therefore are not included in the calculation of dilutive shares.

Foreign Operations   The Company’s future revenues, in part, depend on operating results from its operations in foreign countries. The success of the Company’s operations is subject to various contingencies beyond management’s control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation.

The Company from time to time enters into transactions that are not denominated in U.S. dollars. These transactions are re-measured to U.S. dollars and the exchange gains and losses are reported in other expense within the Consolidated Statements of Operations.

Use of Estimates   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from those estimates.

NOTE 3 – SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets included the following (in thousands):

	December 31,
	2013	2012 (Restated)
Assets held for sale	$-	$4,878
Prepaid expenses	3,227	1,181
Note receivable	3,175	1,750
Total prepaid expenses and other current assets	$6,402	$7,809

At December 31, 2012, other current assets included certain property and equipment which was identified as held for sale. The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in ASC 360, “Plant, Property and Equipment”. These assets were recorded at the lower of their carrying value or their fair value based on current market conditions. During the third quarter of 2013, the Company decided not to sell certain assets and instead use them to support the Company’s own asset requirements.  The Company reclassified all held for sale assets to Property and Equipment at (i) the lesser of the assets’ carrying amounts adjusted for any depreciation that would have been recognized had the assets continuously been classified as Property and Equipment or (ii) the fair value of the assets at September 30, 2013.  The total of such amounts reclassified to Property and Equipment at September 30, 2013 was $4.3 million.

Accounts receivable, net, included the following (in thousands):

	December 31,
	2013	2012 (Restated)
Accounts receivable, trade	$27,138	$38,126
Unbilled accounts receivable, trade	27,605	16,321
Allowance for doubtful accounts	(3,663)	(3,066)
Total accounts receivable, net	$51,080	$51,381

NOTE 4 – MULTI-CLIENT LIBRARY

Multi-client library consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)
Multi-client library, at cost	$726,691	$655,329
Less: accumulated Multi-client data library amortization	446,038	346,159
Multi-client data library impairment	88,223	-
Total Multi-client library (net)	$192,430	$309,170

Multi-client data library amortization expense included the following (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)
Multi-client data library revenue amortization	$89,180	$94,652
Backstop amortization(1)	10,699	8,229
Total Multi-client data library amortization expense	$99,879	$102,881

(1) Backstop amortization represents the non-cash charges recorded to ensure each individual survey in the library is carried at a net book value no greater than a four-year straight-line amortization value.

The Company entered into a License and Marketing Agreement dated as of March 28, 2013 (“the Agreement”) with SEI-GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc., (“SEI/GPI”). Under the terms of the Agreement, SEI/GPI, as licensee, provides exclusive marketing services for a substantial portion of the Company’s North American onshore data library. SEI/GPI paid a $25.0 million non-refundable license fee upon execution of the Agreement. For the year ended December 31, 2013, the Company recorded late sale revenues of $25.0 million, representing the license fee related to completed library assets. SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the data subject to the Agreement. Revenues for sub-licenses issued by SEI/GPI as licensee are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client data library commission expense in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2013, the Company recorded commission expense of $14.8 million.

For the year ended December 31, 2013, the Company recorded amortization expense of $14.3 million on Multi-client data library late sale revenues, related to the $25.0 million non-refundable license fee.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)

Machinery and equipment	$301,569	$309,624
Computers and software	21,562	19,661
Buildings	13,624	13,601
Vessels	7,628	7,634
Land	2,157	2,157
Furniture and fixtures	78	103
	346,618	352,780
Less: accumulated depreciation	269,884	259,323
	76,734	93,457
Work in progress	2,959	1,912
Total property and equipment, net	$79,693	$95,369

In May 2013, a fire destroyed a warehouse in Colombia that contained Company equipment with a net book value of approximately $3.1 million. The equipment destroyed in the fire was fully insured. For the year ended December 31, 2013, the Company received payments of $5.6 million from its insurance carriers and recognized a gain related to the insurance proceeds in excess of net book value as a gain on the loss of property and equipment destroyed in the fire.

On December 30, 2013, AutoSeis, Inc. (“AutoSeis”), a wholly owned subsidiary of the Company, entered into a Cooperation agreement ("the SES Agreement") with Seismic Equipment Solutions ("SES"). Under the terms of the SES Agreement, SES becomes the exclusive provider for the rental and leasing of the Company's AUTOSEIS® HDR sysytem in the geophysical equipment rental industry. In connection with entering into the Agreement, the following ancillary agreements were entered into: (i) AutoSeis and SES entered into a sales agreement providing, among other things, for the purchase by SES of equipment from AutoSeis ("Sales Agreement"), and (ii) Global and SES entered into a lease agreement providing for the lease by Global of the equipment that is the subject of the Sales Agreement ("Lease Agreement"). In connection with the signing of the SES Agreement, SES placed an order of $9.5 million for an AUTOSEIS® HDR nodal system comprised of 20,000 single-channel units and other related equipment. The Sales Agreement was accounted for as a sale of equipment with revenue recognized totaling $7.3 million upon the delivery of the first equipment order. Cost of sales of $7.3 million was recognized based on the cost of AUTOSEIS® HDR. The profit on the sale, $2.2 million, was deferred and will be recognized as revenue in proportion to the related gross rental charge to expense over the lease term. The Lease Agreement was accounted for as an operating lease. At December 31, 2013, the Company had a note receivable of $3.2 million, due April 2014, related to the Sales Agreement classified in the Consolidated Balance Sheet as Prepaid Expenses and Other Current Assets.

The following table represents an analysis of depreciation expense (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)

Gross depreciation expense	$37,132	$40,825	$45,182
Less: capitalized deprecation for Multi-client library	4,121	11,329	16,901
Depreciation expense, net	$33,011	$29,496	$28,281

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets included the following (in thousands):

	December 31,
	2013	2012
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	9,493	8,883
	20,206	19,596
Less: accumulated amortization	9,915	6,513
Intangible assets, net	10,291	13,083
Goodwill	10,967	12,381
Total goodwill and intangible assets, net	$21,258	$25,464

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, from two and fifteen years. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $3.1 million and $1.9 million, respectively. Amortization expense is projected to be $2.1 million, $2.1 million, $2.1 million and $1.0 million for the years ending December 31, 2014 through 2017, respectively and $3.0 million thereafter.

At September 30, 2013, the Company finalized an agreement to divest its line-clearing business. In conjunction with the Company’s decision to exit the line clearing business, the Company agreed to purchase the 20% minority equity interest in Paisano Lease Company, Inc. (“Paisano”) for $0.9 million and sell the line clearing assets of Paisano to a new entity controlled by the minority selling shareholders at the net book value of the equipment. The transaction closed on October 17, 2013. No gain or loss was recorded on the sale of the equipment and subsequent to the purchase of the outstanding 20% minority interest. Paisano became a wholly-owned subsidiary of the Company. As a result, the Company recorded an impairment charge for the amount of goodwill and intangible assets associated with the business of $1.0 million classified in the Consolidated Statement of Operations as goodwill impairment, and $0.2 million classified in the Consolidated Statement of Operations as selling, general and administrative expenses, respectively.

Goodwill
Balance at January 1, 2013	$12,381
Impairment loss - Paisano	(1,039)
Other goodwill impairment	(375)
Balance at December 31, 2013	$10,967

NOTE 7 – INCOME TAXES

Income (Loss) before Income Taxes and Income Tax Expense (Benefit). The tables below show the income (loss) before income taxes from continuing operations and the components of income tax expense (benefit):

Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)

U.S.	$(163,002)	$17,673	$18,157
Foreign	5,818	(12,658)	(653)
Income (loss) before income taxes	$(157,184)	$5,015	$17,504

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
Current:
Federal	$—	$—	$—
State	69	(900)	347
Foreign	5,469	10,100	8,673
	$5,538	$9,200	$9,020
Deferred:
Federal	(9,321)	11,139	4,048
State	309	290	(704)
Foreign	116	274	229
	(8,896)	11,703	3,573
Total income tax expense (benefit)	$(3,358)	$20,903	$12,593

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory rate to the income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
Income tax expense (benefit) at statutory rate	$(55,014)	$1,755	$6,127
U.S. state income taxes	(1,147)	(1,075)	663
Non-U.S. effective rate different than statutory	85	1,360	(787)
Effect of non-deductible expenses	1,634	2,846	2,269
U.S. limit on foreign tax credits	3,210	14,158	—
Change in valuation allowance	47,073	1,231	2,988
Liabilities for uncertain tax matters	—	—	800
Other	801	628	533
Income tax expense (benefit)	$(3,358)	$20,903	$12,593

In 2013, the Company’s effective tax rate differed from the statutory rate primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, and non-deductible expenses.  In 2012, the Company’s effective tax rate differed from the statutory rate primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, and non-deductible expenses. The effective tax rate for 2012 was also impacted by the decision to elect to deduct foreign taxes on the U.S. return both in the current year as well as certain prior years instead of taking a foreign tax credit as it was determined the credits would be limited.  In 2011, the Company’s effective tax rate differed from the statutory rate, primarily due to taxes paid in Non-U.S. jurisdictions, current year increases to the valuation allowance, and non-deductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences are anticipated to reverse. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating our valuation allowance, the Company considers the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment.  A significant piece of objective negative evidence during the year ended December 31, 2013 that was evaluated was the lack of sufficient taxable temporary differences to fully support realization of all of the deferred tax assets. Such objective evidence and other subjective evidence caused the Company to record a valuation allowance of $47.1 million at December 31, 2013. A significant piece of objective negative evidence evaluated during the year ended December 31, 2012 was the inability to utilize foreign tax credits. Such objective evidence and other subjective evidence caused the Company to evaluate foreign tax credits. Instead of recording a valuation allowance on these tax credits, the Company will claim a deduction for them on the U.S. tax return.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012 (Restated)

Deferred tax assets:
Net operating loss carry forwards	$115,538	$96,070
Foreign tax credits	956	956
Other	4,557	1,409
Total gross deferred tax assets	121,051	98,435
Less: valuation allowance	(65,523)	(18,120)
Total deferred tax asset	55,528	80,315
Deferred tax liabilities:
Property and equipment	(12,404)	(13,688)
Multi-client library	(38,881)	(72,981)
Other	(4,244)	(2,713)
Total gross deferred tax liabilities	(55,528)	(89,382)
Deferred tax liabilities, net	$—	$(9,067)

As of December 31, 2013, the Company had approximately $266.8 million in U.S. net operating loss carryforwards that expire beginning in 2026 and $80.4 million in non-U.S. net operating loss carryforwards and $67.7 million state loss carryforwards with various expiration periods. At December 31, 2013, the Company also had approximately $1.0 million in foreign tax credit carryforwards that expire beginning in 2016.

As of December 31, 2013, the Company had unremitted earnings of $1.1 million in certain foreign subsidiaries. U.S. Federal and State Income taxes have not been recognized on such earnings, as the Company would not incur any material taxes upon repatriation.

Unrecognized Tax Benefits (Liabilities for Uncertain Tax Matters):

The following table showed the change in the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)
Beginning unrecognized tax benefits	$1,553	$2,323
Additions based on tax positions taken in current year	-	-
Additions based on tax positions of prior years	-	-
Reductions due to settlements with taxing authorities	-	(770)
Reductions due to lapse of statutes of limitation	-	-

Ending unrecognized tax benefits	$1,553	$1,553

As of December 31, 2013 and 2012, $1.6 million, respectively, of unrecognized tax benefits would affect the Company’s income tax expense and effective income tax rate if recognized in future periods. It is reasonably possible that the total amount of unrecognized tax benefits could change in the next twelve months.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. During 2013, the Company recognized no additional interest and penalties related to the unrecognized tax benefits noted above. The Company had $0.3 million accrued for the payment of interest and penalties as of December 31, 2013 and 2012, respectively.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

NOTE 8 – DEBT

Acceleration of Indebtedness under September 2013 Financing Agreement

By letter dated March 24, 2014, the Company’s prepetition senior secured lenders accelerated the payment of the Company’s obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million.  Under the indentures governing our the Senior Notes and some of the Company’s other debt obligations, the acceleration of the Company’s obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate their respective obligations. The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013. As a result, all debt obligations of the Company have been classified as current in the Consolidated Balance Sheet at December 31, 2013.

Senior Notes: As of December 31, 2013, the Company had outstanding $250.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Senior Notes”). The Senior Notes represent general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries on a senior unsecured basis. The Senior Notes were issued under two indentures with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The following is a brief summary of the material terms and conditions of the Senior Notes’ Indentures.

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

Events of Default — The Indentures relating to the Senior Notes contain restrictive covenants that limit, among other things, certain restricted payments in respect of the Company’s equity interests and any subordinated debt, dividend restrictions affecting subsidiaries, incurrence of additional indebtedness and issuances of disqualified stock, certain asset sales and mergers with other entities, and certain liens (other than permitted liens).

Senior Secured Term Loan Facility: On September 30, 2013, the Company entered into a Financing Agreement with TPG Specialty Lending, Inc. (“TPG”), as administrative agent and collateral agent, co-lead arranger and a lender, Tennenbaum Capital Partners, LLC (“TCP”), as colead arranger and a lender, and certain affiliates of TPG and TCP, as lenders (the “September 2013 Financing Agreement”). The September 2013 Financing Agreement provided for (i) a senior secured first lien term loan A in the amount of $82.8 million and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million (together with term loan A, the “Facility”). The term loan A was funded at closing, and the proceeds of the term loan A were used to pay in full indebtedness outstanding under the Company’s then existing Revolving Credit Facility and to pay related fees and expenses. Subject to certain terms and conditions, the term loan B was available to be drawn after the closing date for potential future strategic acquisitions. The Facility matures on September 30, 2016. It was guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and those of the guarantors. Under the September 2013 Financing Agreement, loans bear interest, at the Company’s option, at either LIBOR plus 9.75% (subject to a LIBOR floor of 1%) or the alternate base rate (the highest of the federal funds effective rate plus ½ of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 4%) plus 8.75%. The loans under the September 2013 Financing Agreement were subject to mandatory prepayments in certain instances including, without limitation, (i) with net proceeds of certain asset dispositions, casualty or condemnation events, equity and debt issuances and extraordinary receipts and (ii) in an amount equal to 75% of Consolidated Excess Cash Flow (as defined in the September 2013 Financing Agreement). The Company was subject to certain financial covenants under the September 2013 Financing Agreement that included the maintenance of the following financial covenants (in each case tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter and commencing as of the last day of the fiscal quarter ending December 31, 2013): (1) a Consolidated EBITDA (as defined in the September 2013 Financing Agreement) to Consolidated Fixed Charges (as defined in the September 2013 Financing Agreement) ratio of at least 1.00:1.00 initially and increasing to 1.25:1.00 over time, (2) a Consolidated Secured Leverage Ratio (as defined in the September 2013 Financing Agreement) of not more than 1.75:1.00 initially and decreasing to 1.00:1.00 over time, and (3) for any fiscal quarter in which Consolidated EBITDA for the period of four fiscal quarters then ended does not exceed the aggregate principal amount of loans outstanding under the Facility at such time, a net book value of Multi-client data greater than the aggregate principal amount of loans outstanding under the Facility. In addition, the Company must maintain at all times Consolidated Liquidity (as defined in the September 2013 Financing Agreement) of at least $10.0 million. In addition, the September 2013 Financing Agreement contains various covenants that, among other restrictions, limit the Company’s ability to

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

The September 2013 Financing Agreement contained customary events of default. If an event of default occurs and is continuing, the Required Lenders (as defined in the September 2013 Financing Agreement) could have accelerated the amounts due under the September 2013 Financing Agreement (except with respect to a bankruptcy event of default, in which case such amounts will automatically become due and payable) and exercise other rights and remedies. In addition, if any event of default existed under the September 2013 Financing Agreement, the lenders could have commenced foreclosure or other actions against the collateral.

At December 31, 2013, the Company had $81.8 million of borrowings outstanding under the September 2013 Financing Agreement with a weighted average interest rate of 10.75%.

Bank of America Revolving Credit Facility: On April 30, 2010, the Company entered into a $50.0 million revolving credit facility maturing April 30, 2013 under the terms of a Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. On June 9, 2011, the Company amended the Revolving Credit Facility to provide for borrowings of up to $70.0 million under substantially similar terms. The loans under the Revolving Credit Facility bore interest at a rate equal to London Interbank Offered Rate (LIBOR) plus the Applicable Rate or the Base Rate plus the Applicable Rate. The Base Rate is defined as the higher of (x) the prime rate or (y) the Federal Funds rate plus 0.50%. The Applicable Rate is defined as a percentage determined in accordance with a pricing grid based upon the Company’s leverage ratio, that declines from LIBOR plus 4.00% or the prime rate plus 3.00% to a minimum rate equal to LIBOR plus 3.50% or the prime rate plus 2.50%. The Company could prepay borrowings under the Revolving Credit Facility at any time without penalty or premium, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Revolving Credit Facility also provided for a commitment fee of 0.75% per annum on the actual daily unused commitments.

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

The Company paid off all borrowings under the Revolving Credit Facility with the proceeds from the September 2013 Financing Agreement and terminated the Revolving Credit Facility.

Promissory Notes: From time to time, the Company issues short-term promissory notes to various foreign financial institutions to finance equipment purchases and fund working capital needs in foreign operations.  The balance outstanding under these promissory notes at December 31, 2013 and 2012 was $9.2 million and $10.4 million, respectively, at weighted average interest rates of 7.6% and 9.1%, respectively.

In January 2011, the Company issued a non-interest bearing promissory note related to the acquisition of STRM LLC. The balance outstanding under the promissory note at December 31, 2013 and 2012 was $0.6 million and $0.8 million, respectively.

Notes payable – insurance & maintenance:  In exchange for insurance and maintenance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes at December 31, 2013 and 2012 was $0.5 million and $0.8 million, respectively, at weighted average interest rates of 6.1% and 3.4%, respectively.

Letter of Credit Facility:  In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash.  The terms of the letter of credit facility as currently written only allow for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time.  At December 31, 2013 and 2012, the letters of credit outstanding were $1.0 million and $1.8 million, respectively.

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior notes	$250,000	$250,000
Senior Secured Term Loan Facility	81,765	-
Revolving credit facility	-	79,060
Promissory notes	9,797	11,204
Notes payable - insurance	513	806
	342,075	341,070
Less: unamortized discount	5,533	6,850
	336,542	334,220
Less: current portion	336,542	22,970
Total long-term debt, net of current portion and unamortized discount	$-	$311,250

As of December 31, 2013, future maturities of debt for each of the next five years and thereafter, taking into effect the current classification as a result of the Company’s bankruptcy as discussed in Note 1, were as follows (in thousands):

Year Ended December 31,
2014	$342,075
2015	-
2016	-
2017	-
2018	-
Thereafter	-
$342,075

NOTE 9 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company follows ASU 2011-04, “Fair Value Measurement”, as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized at December 31, 2013 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments or variable rates of interest. Accordingly, they have been excluded from the table below. The fair value of the Notes is determined by multiplying the principal amount by the market price. The following table sets forth the level 1 fair value of the Company’s financial assets and liabilities at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$196,608	$152,000	$195,801	$178,000
$50.0 million senior notes	$47,859	$38,000	$47,349	$44,500

The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.

The Company utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 10 – EARNINGS (LOSS) PER SHARE

The Company follows ASC 260, “Earnings Per Share”, for share-based payments which are considered as participating securities. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)

Net income (loss)	$(153,514)	$(15,586)	$4,933
Less: Preferred stock dividend	50	—	—
Net income (loss), attributable to common stockholders	$(153,564)	$(15,586)	$4,933
Weighted average shares outstanding:
Basic	38,049	37,319	36,666
Diluted	—	—	—
Total	38,049	37,319	36,666
Basic income (loss) per share	$(4.03)	$(0.42)	$0.13
Diluted income (loss) per share	$(4.03)	$(0.42)	$0.13

For the years ended December 31, 2013, 2012 and 2011, 2,426,000, 1,893,200 and 2,386,700 stock options have been excluded from diluted earnings per share because they are anti-dilutive, respectively.

NOTE 11 – STOCK-BASED COMPENSATION

The Company follows ASC 718, “Compensation – Stock Compensation” , for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for a variety of incentive awards, including nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards. A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan. At December 31, 2013, 5,914,600 options have been granted and 3,488,600 have been forfeited.

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

The Company did not grant any stock options during the year ended December 31, 2012. The following assumptions were used for the years ended December 31, 2013 and 2011:

	Year Ended December 31,
	2013	2011
Risk-free interest rates	1.67%	2.68%
Expected lives (in years)	7	7
Expected dividend yield	—	—
Expected volatility	75.37%	59.08%

The computation of expected volatility during the year ended December 31, 2013 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock option plans for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance at January 1, 2011	2,884,100	$22.93		$6.04
Expired	—	—		—
Granted	65,000	21.92		13.49
Exercised	—	—		—
Forfeited	(562,400)	23.11		8.02
Balance at December 31, 2011	2,386,700	22.86		5.78
Expired	—	—		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(493,500)	22.85		7.61
Balance at December 31, 2012	1,893,200	22.87		5.30
Expired	—	—		—
Granted	1,084,200	3.39		3.39
Exercised	—	—		—
Forfeited	(551,400)	20.86		4.83
Balance at December 31, 2013	2,426,000	$14.62	4.62	$4.52
Exercisable at December 31, 2013	1,328,225	$22.56	4.56	$5.37

Outstanding options at December 31, 2013 expire during the period April 2017 to November 2023 and have exercise prices ranging from $2.01 to $30.00.

Compensation expense associated with stock options of $1.6 million, $1.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, was included in selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2013 and 2012, the Company had approximately 1,097,775 and 273,650 shares of non-vested stock option awards, respectively. The total cost of non-vested stock option awards that the Company had not yet recognized at December 31, 2013 and 2012 was approximately $2.3 million and $1.4 million, respectively. Such amount at December 31, 2013 is expected to be recognized approximately over a period of 4 years.

Restricted Stock:   To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Number of Nonvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	595,053	$9.90
Granted	755,100	11.40
Vested	(185,698)	9.25
Forfeited	(169,619)	11.42
Balance at December 31, 2011	994,836	10.84
Granted	636,338	5.09
Vested	(375,741)	11.78
Forfeited	(278,457)	10.91
Balance at December 31, 2012	976,976	6.72
Granted	553,647	3.32
Vested	(289,378)	10.98
Forfeited	(248,640)	9.54
Nonvested Restricted Shares Outstanding at December 31, 2013	992,605	$2.87

Compensation expense associated with restricted stock for the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $4.6 million and $3.7 million, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations. The total cost of non-vested stock awards which the Company had not yet recognized at December 31, 2013 and 2012 was approximately $3.0 million and $6.2 million, respectively. This amount at December 31, 2013 is expected to be recognized over the next 3 years.

Performance Unit Awards: During the year ended December 31, 2013, the Company granted 1,214,950 performance unit awards, each of which contains a market condition, to executives and other key employees of the Company. The performance units granted may settle between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance unit awards will be determined based on a number of factors, including total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period. Expense associated with the performance unit awards for the year ended December 31, 2013 was $1.6 million.

The fair value as of the grant date of each performance unit is determined based on a fair value from a Monte Carlo Simulation model to simulate the Company's stock prices in order to measure the Total Shareholder Return (TSR) relative to other companies in the TSR peer group. The model also includes other company-specific metrics that are factored into the fair value of the performance units. The fair value of each performance unit is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At December 31, 2013, there were 1,181,350 performance units outstanding.

As summary of the activity of the Company's performance units awards for the year ended December 31, 2013 is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value per Unit
Balance as of January 1, 2013	—	$—
Granted	1,214,950	$7.70
Vested	—	$—
Forfeited	(33,600)	$7.70
Balance as of December 31, 2013	1,181,350	$7.70

As of December 31, 2013, there was $7.3 million of unrecognized compensation related to the performance units. This is expected to be recognized over 2 years.

Employee Stock Purchase Plan: The Company maintains an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. The expense related to the ESPP for the year ended December 31, 2013 and 2012 was immaterial to the consolidated financial statements.

NOTE 12 – SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments at and for the years ended December 31, 2013, 2012 and 2011 (in thousands). Proprietary Services accounted for 52%, 54%, and 54% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and Multi-client Services accounted for 48%, 46%, and 46% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

	Proprietary Services	Multi-client Services	Corporate	Total
Year Ended December 31, 2013:
Revenues	$151,163	$137,496	$-	$288,659
Operating expenses (1) (2)	140,033	99,879	21,743	261,655
Multi-client data library impairment	-	88,223	-	88,223
Goodwill impairment	-	-	1,414	1,414
SG&A and Multi-client data library commissions	-	14,784	51,410	66,194
Gain on disposal of property and equipment	-	-	(8,624)	(8,624)
Operating income (loss)	$11,130	$(65,390)	$(65,943)	$(120,203)

Segment Assets	$50,148	$208,894	$133,865	$392,907

Year Ended December 31, 2012: (Restated)
Revenues	$183,513	$155,916	$-	$339,429
Operating expenses (1) (2)	142,907	102,881	17,077	262,865
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
SG&A and Multi-client data library commissions	-	-	51,346	51,346
Gain on disposal of property and equipment	-	-	(15,706)	(15,706)
Operating income (loss)	$40,606	$53,035	$(52,717)	$40,924

Segment Assets	$26,843	$336,583	$184,260	$547,686

Year Ended December 31, 2011: (Restated)
Revenues	$207,068	$177,741	$-	$384,809
Operating expenses (1) (2)	169,966	112,082	16,400	299,168
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
SG&A and Multi-client data library commissions	-	-	43,962	43,962
Gain on disposal of property and equipment	-	-	(1,683)	(1,683)
Operating income (loss)	$37,102	$64,939	$(58,679)	$43,362

Segment Assets	$54,965	$276,273	$175,321	$506,559

(1) Corporate operating expenses represent depreciation expense, (net) associated with the assets used  during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2013, 2012 and 2011, the Company made matching contributions equal to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by participating personnel. The Company’s matching contributions for the years ended December 31, 2013, 2012 and 2011 were approximately $1.0 million, $1.0 million and $0.8 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Capital Leases: From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases at December 31, 2013 and 2012 was $5.8 million and $9.8 million, respectively, at weighted average interest rates of 5.7% and 5.3%, respectively.

Operating Leases:   The Company leases certain office space and other property under non-cancellable operating lease agreements, which expire at various dates and require various minimum annual rentals.

The following table summarizes future commitments under operating and capital leases which have initial or remaining terms in excess of one year at December 31, 2013, for each of the years remaining and in the aggregate (in thousands):

Year Ended December 31,	Operating Leases	Capital Leases
2014	$8,470	$6,042
2015	1,380	—
2016	595	—
2017	196	—
2018	16	—
Thereafter	—	—
Total future minimum lease payments	$10,657	6,042
Less: amounts representing interest		278
Present value of net minimum lease payments		5,764
Less: current portion		5,764
Long-term portion		$—

The Company has included the assets associated with the capital leases in property and equipment. At December 31, 2013 and 2012, the cost of the assets under capital leases was $10.1 million and $22.4 million, respectively, and accumulated depreciation of the assets was $2.3 million and $5.4 million, respectively.

Rental expense for operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $14.6 million, $23.1 million and $22.3 million, respectively.

Litigation:  We are subject to lawsuits, investigations and claims arising in the ordinary conduct of our business. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that an adverse decision in any currently pending legal proceedings to which we are a party will have a material adverse effect on our financial condition. For a description of certain legal proceedings affecting the Company, see the information described in Note 20 Subsequent Events under the captions “Voluntary Reorganization under Chapter 11,” “Securities Litigation” and “SEC Investigation,” which information is incorporated into this Note 14 by reference.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information (in thousands):

	Year Ended December 31,
	2013	2012	2011

Interest paid	$32,733	$29,235	$23,435
Income taxes paid	$3,847	$7,570	$8,922

The following is supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
Non-cash multi-client asset recorded as deferred revenue	$-	$64	$2,205
Note payable related to purchase of business	$-	-	$1,000
Original issue discount on notes payable	$-	$3,000	$-
Non-cash property and equipment additions associated with swap of property and equipment	$-	$7,677	$-
Non-cash property and equipment additions associated with data swap	$1,748	$1,751	-
Property and equipment sale financed through note receivable	$1,160	$2,329	$1,520
Property and equipment additions financed through capital leases	$2,405	$7,640	$14,538
Purchase price not paid at close of acquisition	$-	$2,993	$1,850
Investment in unconsolidated subsidiaries	$-	$-	$958
Property and equipment additions transferred from inventory	$11,864	$-	$-
Inventory additions transferred from property and equipment	$2,641	$-	$-
Property and equipment additions transferred from held-for-sale	$4,292	$-	$-
Held-for-sale additions transferred from property and equipment	$-	$4,878	$-
Option payable recorded against additional paid in capital	$-	$-	$702
Sale and leaseback financed through note receivable	$3,165	$-	$-
Capitalized depreciation for Multi-client library	$4,121	$11,329	$16,900
Holdback on disposition of property and equipment proceeds	$400	$-	$-
Settlement of non-controlling interest through disposition of property and equipment	$855	$-	$-
Liability settled through equity	$435	$525	$-

NOTE 16 – CUSTOMER CONCENTRATIONS

The Company’s revenues are to customers whose activities relate to oil and gas exploration and production. In general, the Company does not require collateral from its customers. Therefore, the collection of receivables may be affected by the economy surrounding the oil and gas industry. For the years ended December 31, 2013, 2012 and 2011, customers representing more than 10% of the Company’s revenues and accounts receivable at the balance sheet dates are listed in the table below (in millions):

	Year Ended December 31,
	2013		2012 (Restated)		2011 (Restated)
	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Largest client	$31.6	11%	$52.5	15%	$63.8	17%
Second largest client	—	—	—	—	51.4	13%
Total	$31.6	11%	$52.5	15%	$115.2	30%

	December 31,
	2013		2012 (Restated)		2011 (Restated)
	Accounts Receivable	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Largest client	$—	—	$0.5	1%	$10.8	12%
Second largest client	—	—	—	—	6.7	8%
Total	$—	—	$0.5	1%	$17.5	20%

For the years ended December 31, 2013, 2012 and 2011, revenues from all geographic areas outside of the United States were $102.7 million, $163.3 million and $179.5 million, representing 36%, 48% and 47% of total revenues, respectively.

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update No. 2013-ll, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect ASU 2013-11 to have a material impact on the Company's financial position or results of operations.

NOTE 18 – PREFERRED STOCK

In December 2013, the Company issued 347,827 depositary shares (the "Depositary Shares") each representing a 1/1000th ownership interest in a share of the Company's 11.5% Series A Cumulative Preferred Stock, with a liquidation preference of $25,000 per preferred share ($25.00 per Depositary Share). Holders of the Series A Preferred Stock are entitled to cumulative dividends (whether or not declared) at the rate of 11.5% per year of the liquidation preference per share of the Preferred Stock (equivalent to an annual rate of $2,875 per preferred share or an annual rate of $2.875 per Depositary Share).

NOTE 19 – GUARANTEES OF REGISTERED SECURITIES

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

Separate condensed consolidating financial statement information for the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	As of December 31, 2013
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets:	$139,442	$8,001	$(56,918)	$90,525
Multi-client library, net	191,080	1,350	-	192,430
Property and equipment, net	78,589	1,104	-	79,693
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	22,283	(22,278)	(5)	-
Other non-current assets	30,195	64	-	30,259
TOTAL ASSETS	$461,590	$(11,759)	$(56,924)	$392,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$430,658	$52,247	$(56,923)	$425,982
Long-term debt and capital lease obligations, net of current portion and unamortized discount	-	-	-	-
Deferred income taxes and other non-current liabilities	254	-	-	254
TOTAL LIABILITIES	430,912	52,247	(56,923)	426,236
Stockholders’ equity (deficit)	30,678	(64,006)	(1)	(33,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$461,590	$(11,759)	$(56,924)	$392,907

	As of December 31, 2012 (Restated)
	Guarantors	Non-guarantors	Eliminations	Consolidated
BALANCE SHEET
ASSETS
Current assets:	$150,375	$21,761	$(60,854)	$111,282
Multi-client library, net	309,134	36	-	309,170
Property and equipment, net	92,326	3,043	-	95,369
Investment in subsidiaries	1	-	(1)	-
Intercompany accounts	20,589	(20,589)	-	-
Other non-current assets	31,728	137	-	31,865
TOTAL ASSETS	$604,153	$4,388	$(60,855)	$547,686

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$106,293	$58,612	$(60,854)	$104,051
Long-term debt and capital lease obligations, net of current portion and unamortized discount	315,426	-	-	315,426
Deferred income taxes and other non-current liabilities	23,987	-	-	23,987
TOTAL LIABILITIES	445,706	58,612	(60,854)	443,464
Stockholders’ equity (deficit)	158,447	(54,224)	(1)	104,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$604,153	$4,388	$(60,855)	$547,686

	Year Ended December 31, 2013
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS
Revenues	$247,401	$48,887	$(7,629)	$288,659
Operating expenses	223,539	44,788	(6,672)	261,655
Multi-client data library impairment	88,223	-	-	88,223
Goodwill impairment	1,414	-	-	1,414
Multi-client data library commissions	14,784	-	-	14,784
Selling, general and administrative expenses	40,815	11,552	(957)	51,410
Gain or disposal of property and equipment	(8,624)	-	-	(8,624)
Income (loss) from operations	(112,750)	(7,453)	-	(120,203)
Interest expense, net	(35,693)	(152)	-	(35,845)
Other expense, net	(446)	(690)	-	(1,136)
Income (loss) before income taxes	(148,889)	(8,295)	-	(157,184)
Income tax expense (benefit)	(4,846)	1,488	-	(3,358)
Loss after income taxes	(144,043)	(9,783)	-	(153,826)
Net loss, attributable to non-controlling interests	(312)	-	-	(312)
Net income (loss), attributable to common stockholders	$(143,731)	$(9,783)	$-	$(153,514)

	Year Ended December 31, 2012 (Restated)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS
Revenues	$222,167	$127,402	$(10,140)	$339,429
Operating expenses	162,602	109,213	(8,950)	262,865
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
Multi-client data library commissions	-	-	-	-
Selling, general and administrative expenses	27,492	25,043	(1,189)	51,346
Gain or disposal of property and equipment	(15,446)	(260)	-	(15,706)
Income (loss) from operations	47,519	(6,594)	(1)	40,924
Interest expense, net	(31,764)	14	-	(31,750)
Other expense, net	(2,255)	(1,905)	1	(4,159)
Income (loss) before income taxes	13,500	(8,485)	-	5,015
Income tax expense (benefit)	15,670	5,233	-	20,903
Loss after income taxes	(2,170)	(13,718)	-	(15,888)
Net loss, attributable to non-controlling interests	(302)	-	-	(302)
Net income (loss), attributable to common stockholders	$(1,868)	$(13,718)	$-	$(15,586)

	Year Ended December 31, 2011 (Restated)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS
Revenues	$305,119	$89,133	$(9,443)	$384,809
Operating expenses	216,669	90,887	(8,388)	299,168
Multi-client data library impairment	-	-	-	-
Goodwill impairment	-	-	-	-
Multi-client data library commissions	-	-	-	-
Selling, general and administrative expenses	32,686	12,331	(1,055)	43,962
Gain or disposal of property and equipment	(885)	(798)	-	(1,683)
Income (loss) from operations	56,649	(13,287)	-	43,362
Interest expense, net	(25,347)	18	-	(25,329)
Other expense, net	910	(1,439)	-	(529)
Income (loss) before income taxes	32,212	(14,708)	-	17,504
Income tax expense (benefit)	9,213	3,380	-	12,593
Income (loss) after income taxes	22,999	(18,088)	-	4,911
Net income (loss), attributable to non-controlling interests	(22)	-	-	(22)
Net income (loss), attributable to common stockholders	$23,021	$(18,088)	$-	$4,933

	Year Ended December 31, 2013
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities	$62,674	$(4,514)	$—	$58,160
Net cash used in investing activities	(58,612)	(2,057)	—	(60,669)
Net cash provided by (used in) financing activities	(3,356)	1,406	—	(1,950)
Net increase (decrease) in cash and cash equivalents	$706	$(5,165)	$—	$(4,459)

	Year Ended December 31, 2012 (Restated)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities	$117,016	$4,968	$-	$121,984
Net cash used in investing activities	(158,955)	(8,102)	-	(167,057)
Net cash provided by (used in) financing activities	49,161	(2,254)	-	46,907
Net increase (decrease) in cash and cash equivalents	$7,222	$(5,388)	$-	$1,834

	Year Ended December 31, 2011 (Restated)
	Guarantors	Non-guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$127,309	$7,792	$—	$135,101
Net cash used in investing activities	(195,728)	(4,216)	—	(199,944)
Net cash provided by financing activities	55,701	2,430	—	58,131
Net increase (decrease) in cash and cash equivalents	$(12,718)	$6,006	$—	$(6,712)

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date when the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

Termination of Term Loan B Commitments

On January 31, 2014, Company terminated the commitments in respect of the Term Loan B under the September 2013 Financing Agreement.

Debtor-in-Possession Financing

In connection with filing the Voluntary Petitions, the Debtors filed motions seeking Bankruptcy Court approval of a senior secured debtor-in-possession credit facility, as detailed in a commitment letter and term sheet, among the Company, as borrower, each of the direct and indirect domestic subsidiaries of the Company designated therein, as guarantors, certain holders of the Senior Notes (collectively, the “Backstop Parties”), and Wilmington Trust, National Association, as administrative agent and collateral agent. The initial debtor-in-possession credit facility provided for a super-priority senior secured term loan facility in an aggregate principal amount of $60.0 million to be drawn upon in two or more tranches: (i) $25.0 million (the “Initial DIP Loan”) upon entry of the interim order of the Bankruptcy Court (the “Interim Order”); and (ii) $35.0 million upon entry of an order by the Bankruptcy Court approving the loans on a final basis (the “Final Order”).

On March 28, 2014, the Bankruptcy Court entered the Interim Order approving the Initial DIP Loan over the objection of the Debtors’ prepetition secured lenders, and the Initial DIP Loan was funded.

On April 14, 2014, the Debtors filed a supplemental motion for entry of a final order authorizing the Debtors to obtain postpetition financing, refinance the prepetition secured indebtedness and approve a related settlement with the prepetition secured lenders, including authorizing the Debtors to enter into a senior secured postpetition financing agreement in an aggregate principal amount of up to $151.9 million, pursuant to the terms of a Financing Agreement dated as of April 14, 2014 (the “Replacement DIP Credit Facility”), among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent for the lenders and as collateral agent for the Lenders.  The Replacement DIP Credit Facility provides for a super-priority senior secured term loan facility in an aggregate principal amount of $151.9 million to be drawn upon in two or more tranches: (i) the Initial DIP Loan of $25.0 million, which was drawn on March 28, 2014 following entry of the Interim Order; and (ii) an additional $126.9 million (the “Final DIP Loan”) that would be available upon entry of the Final Order.  The motion for approval of the Replacement DIP Credit Facility was filed on a consensual basis reflecting a settlement agreement, subject to Bankruptcy Court approval, among the Debtors, the Backstop Parties and the Debtors’ prepetition secured lenders that would resolve certain disputes among the parties, thereby avoiding the significant cost, delays and uncertainty of litigation, and provide consensual debtor-in-possession financing for the Debtors.

On April 25, 2014, the Bankruptcy Court entered the Final Order approving the Replacement DIP Credit Facility and related settlement agreement and the Final DIP Loan was funded.

The proceeds of the Initial DIP Loan are available for general corporate purposes of the Debtors during the Bankruptcy Case (including payment of certain fees and expenses), working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Final DIP Loan will be used, in part, to repay, in full, the indebtedness under the September 2013 Financing Agreement (including payment of certain fees and expenses) and for general corporate purposes of the Debtors during the Bankruptcy Case, working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case.  The Initial DIP Loan bears interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%.  The Final DIP Loan will be split into two tranches consisting of $35.0 million of Term A Loans (“the Term A Loans”) and $91.9 million of Term B Loans (the “Term B Loans” and, together with the Initial DIP Loan and the Term A Loans, the “DIP Loans”).  The Term A Loans will bear interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%.  The Term B Loans will bear interest, at the Company’s option, at either LIBOR plus 10.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 9.50%. During the continuance of an event of default under the Replacement DIP Credit Facility, an additional default interest rate equal to 2% per annum would apply. The Replacement DIP Credit Facility also provides for certain additional fees payable to the agent and lenders.

The DIP Loans will mature on the earliest to occur of: (i) June 25, 2015; (ii) 45 days after the entry of the Interim Order if the Final Order has not been entered prior to the expiration of such 45-day period; (iii) the consummation of a sale or other disposition of all or substantially all of the assets of the Debtors; (iv) the substantial consummation (as defined in section 1101 of the Bankruptcy Code) of a plan of reorganization filed in the Bankruptcy Case that is confirmed pursuant to an order entered by the Bankruptcy Court; (v) the date that an order of the Bankruptcy Court is entered approving a debtor-in-possession financing loan for the Company other than as provided for in the Replacement DIP Credit Facility; and (vi) the acceleration of the loans and the termination of the commitments under the Replacement DIP Credit Facility.

The obligations of the Debtors under the Replacement DIP Credit Facility will be secured by a first priority perfected security interest in all assets owned by the Debtors.

The loans under the Replacement DIP Credit Facility are subject to mandatory prepayments in certain instances including, without limitation, with net proceeds of certain asset dispositions, casualty or condemnation events, equity and debt issuances and extraordinary receipts.

The Replacement DIP Credit Facility provides for representations and warranties, affirmative and negative covenants (including a budget variance covenant with a cushion of 15%), reporting requirements and events of default customary for similar debtor-in-possession financings.

Securities Litigation

On March 20, 2014, a lawsuit styled Britt Miller, et al. v. Global Geophysical Services, Inc., et al., Civil Action No. 4:14-CV-00708, was filed in the United States District Court for the Southern District of Texas, Houston Division.  On March 21, 2014, a lawsuit styled Janice S. Gibson v. Global Geophysical Services, Inc., et al.,  No. 4:14-CV-0735, was filed in the United States District Court for the Southern District of Texas, Houston Division.  On April 3, 2014, a lawsuit styled Leslie Trinin v. P. Matthew Verghese, et al., No. 4:14-CV-00873, was filed in the United States District Court for the Southern District of Texas, Houston Division.  The cases were filed as putative class actions.  The Miller Complaint is filed on behalf of a putative class of all purchasers of the Company’s common stock from April 21, 2010 to March 18, 2014, and purchasers of the Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2013.  The Gibson Complaint is filed on behalf of a putative class of purchasers of the Company’s common stock from February 7, 2011 to March 17, 2014.  The Trinin Complaint is filed on behalf of a putative class of all purchasers of Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2014.  The named defendants in the Trinin case are certain officers and directors of the Company, and MLV Co. and National Securities Corporation, the alleged underwriters of the Company’s December 3, 2013 offering of Depositary Shares.  The Company is not a party to the Trinin case.

Plaintiffs in these cases collectively allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, resulting in damages to members of the putative classes.  We intend to vigorously defend these actions.

SEC Investigation

On March 21, 2014, we received a letter from the staff of the SEC notifying us that the SEC is conducting an inquiry relating to the Company and requesting, among other things, that we voluntarily preserve and retain certain documents and information relating to our March 17, 2014 public announcement of a “Restatement of Certain Financial Results and Delay in Filing of Form 10-K.”  On March 28, 2014, we received a letter from the staff of the SEC notifying us that the staff was conducting an investigation in connection with possible violations of the federal securities laws, and on the same date the SEC issued a subpoena seeking the testimony of one of our senior executives.  We have retained counsel and intend to cooperate with the staff’s investigation.

NOTE 21 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Prior to the issuance of the 2013 financial statements, the Company identified certain errors in the Company’s previously released financial information for the years ended December 31, 2009 through 2012 and the quarters ended March 31, June 30 and September 30 in 2013.  As a result of the identification of the issues, various accounting corrections to the previously reported financial information were recorded.  Descriptions of the restatement adjustments recorded are as follows:

Revenue Recognition:

During the impacted periods, the Company identified certain revenues and expenses associated with generating such revenue that were recognized at a time other than when performance of seismic acquisition services were performed for certain contracts in Latin America.  The Company has recorded adjustments to correct the timing of revenue recognition based on the performance of seismic acquisition services in accordance with the Company’s revenue recognition policy.

Research and Development Expenses:

During 2010 through 2013, the Company capitalized costs totaling $4.9 million associated with research and development with respect to certain marine seismic technologies.  Such costs were incorrectly capitalized and should have been expensed as incurred in accordance with ASC 730 “Research and Development”. The Company has recorded adjustments in the restated Consolidated Financial Statements to reflect the recognition of expenses in the periods in which they were incurred.

Sales Tax:

The Company failed to properly accrue sales tax due to the State of Texas on certain taxable items purchased during certain periods.  As a result of an audit, an overall tax liability of $1.9 million for the periods from 2008 through 2011 was recorded. In addition, the Company has also recorded tax liability adjustments associated with its 2012 and 2013 fiscal years based on the estimated impact.

Other Adjustments:

In the third quarter of 2013, the Company did not record a $1.2 million gain from excess insurance proceeds associated with a fire at a Company warehouse in Colombia in May 2013.  As of September 30, 2013 the gain associated with the insurance proceeds was realized or realizable and should have been recognized.

During the third quarter of 2013, the Company did not recognize approximately $0.7 million of compensation expense associated with the issuance of stock performance units.

Certain unsupported amounts were included in the balance of property and equipment during the impacted periods. These adjustments reduced pre-tax income by less than $0.1 million in each of the years ended December 31, 2012 and 2011.  The adjustments reduced pre-tax income by approximately $0.3 million for the nine months ended September 30, 2013.

Certain capitalized costs associated with the Multi-client library were not correctly accounted for. As a result, the operating costs of 2011 and 2012 were understated for $0.2 million in aggregate.

The Company did not re-measure a contingent liability associated with the 2012 acquisition of Sensor Geophysical Ltd., which resulted in an adjustment of $0.4 million to reflect the changes in fair value of the liabilities in earnings during 2012.

The Company also adjusted its provisions for income tax and related tax accounts to account for the effects of the restatement adjustments described herein.

Impact of Adjustments:

The determination to restate these Consolidated Financial Statements was approved by the Audit Committee of the Company’s Board of Directors upon the recommendation of the Company’s management.  The impact of these adjustments on the previously filed Consolidated Financial Statements for the years ended December 31, 2012 and 2011 is presented below.  The impact on quarterly financial information is provided in Note 22.

	December 31, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,359	$-	$-	$-	$-	$23,359
Restricted cash investments	1,830	-	-	-	-	1,830
Accounts receivable, net	51,766	-	-	-	(385)	51,381
Inventory	11,864	-	-	-	-	11,864
Income and other taxes receivable	1,472	-	-	-	-	1,472
Mobilization costs, net	998	(104)	-	-	-	894
Current deferred tax asset	12,673	-	-	-	-	12,673
Prepaid expenses and other current assets	7,809	-	-	-	-	7,809
TOTAL CURRENT ASSETS	111,771	(104)	-	-	(385)	111,282

MULTI-CLIENT LIBRARY, net	309,067	-	-	-	103	309,170

PROPERTY AND EQUIPMENT, net	100,172	-	(5,058)	309	(54)	95,369

GOODWILL IMPAIRMENT	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	13,083	-	-	-	-	13,083

DEBT ISSUANCE COSTS, net	5,689	-	-	-	-	5,689

OTHER ASSETS	712	-	-	-	-	712

TOTAL ASSETS	$552,875	$(104)	$(5,058)	$309	$(336)	$547,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$42,597	$-	$-	$2,254	$(1)	$44,850
Current portion of long-term debt	22,970	-	-	-	-	22,970
Current portion of capital lease obligations	5,639	-	-	-	-	5,639
Income and other taxes payable	3,563	-	-	-	1,472	5,035
Deferred revenue	22,498	-	-	-	-	22,498
Other payables	3,059	-	-	-	-	3,059
TOTAL CURRENT LIABILITIES	100,326	-	-	2,254	1,471	104,051

DEFERRED INCOME TAXES, net	27,073	-	-	-	(5,333)	21,740

LONG-TERM DEBT, net of current portion and unamortized discount	311,250	-	-	-	-	311,250

CAPITAL LEASE OBLIGATIONS, net of current portion	4,176	-	-	-	-	4,176

NON-CONTROLLING INTERESTS	997	-	-	-	170	1,167

OTHER LIABILITIES	1,505	-	-	-	(425)	1,080

TOTAL LIABILITIES	445,327	-	-	2,254	(4,117)	443,464

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	476	-	-	-	-	476
Additional paid-in capital	253,415	-	-	-	-	253,415
Accumulated deficit	(49,815)	(104)	(5,058)	(1,945)	3,781	(53,141)
	204,076	(104)	(5,058)	(1,945)	3,781	200,750

Less: treasury stock	96,528	-	-	-	-	96,528

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	107,548	(104)	(5,058)	(1,945)	3,781	104,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$552,875	$(104)	$(5,058)	$309	$(336)	$547,686

	Year Ended December 31, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$182,476	$1,138	$-	$-	$(101)	$183,513
Multi-client Data Library Pre-commitments	111,680	-	-	-	(592)	111,088
Multi-client Data Library Late Sales	44,828	-	-	-	-	44,828
TOTAL REVENUES	338,984	1,138	-	-	(693)	339,429

OPERATING EXPENSES
Operating Costs	123,537	516	1,491	-	5,495	131,039
Multi-client Data Library Amortization	103,266	-	-	-	(385)	102,881
Depreciation and Other Amortization	28,686	-	-	234	25	28,945
TOTAL OPERATING EXPENSES	255,489	516	1,491	234	5,135	262,865

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	56,750	-	-	-	(5,404)	51,346

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(15,706)	-	-	-	-	(15,706)

INCOME (LOSS) FROM OPERATIONS	42,451	622	(1,491)	(234)	(424)	40,924

OTHER EXPENSE
Interest expense, net	(31,666)	-	-	(84)	-	(31,750)
Foreign exchange loss	(1,688)	-	-	-	-	(1,688)
Other expense	(2,472)	-	-	-	1	(2,471)
TOTAL OTHER EXPENSE	(35,826)	-	-	(84)	1	(35,909)

INCOME (LOSS) BEFORE INCOME TAXES	6,625	622	(1,491)	(318)	(423)	5,015

INCOME TAX EXPENSE
Current	8,148	-	-	-	1,052	9,200
Deferred	12,280	-	-	-	(577)	11,703
TOTAL INCOME TAX EXPENSE	20,428	-	-	-	475	20,903

INCOME (LOSS) AFTER INCOME TAXES	(13,803)	622	(1,491)	(318)	(898)	(15,888)

NET INCOME (LOSS), attributable to non-controlling interests	(472)	-	-	-	170	(302)

NET INCOME (LOSS), attributable to common stockholders	$(13,331)	$622	$(1,491)	$(318)	$(1,068)	$(15,586)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.36)	$0.02	$(0.04)	$(0.01)	$(0.03)	$(0.42)
Diluted	$(0.36)	$0.02	$(0.04)	$(0.01)	$(0.03)	$(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,319					37,319
Diluted	37,319					37,319

	Year Ended December 31, 2011
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$207,921	$(853)	$-	$-	$-	$207,068
Multi-client Data Library Pre-commitments	127,136	-	-	-	307	127,443
Multi-client Data Library Late Sales	50,298	-	-	-	-	50,298
TOTAL REVENUES	385,355	(853)	-	-	307	384,809

OPERATING EXPENSES
Operating Costs	155,728	(399)	974	307	2,278	158,888
Multi-client Data Library Amortization	112,668	-	-	-	134	112,802
Depreciation and Other Amortization	27,152	-	-	322	4	27,478
TOTAL OPERATING EXPENSES	295,548	(399)	974	629	2,416	299,168

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,582	-	-	-	(2,620)	43,962

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(1,683)	-	-	-	-	(1,683)

INCOME (LOSS) FROM OPERATIONS	44,908	(454)	(974)	(629)	511	43,362

OTHER EXPENSE
Interest expense, net	(25,259)	-	-	(70)	-	(25,329)
Foreign exchange loss	(311)	-	-	-	-	(311)
Other expense	(218)	-	-	-	-	(218)
TOTAL OTHER EXPENSE	(25,788)	-	-	(70)	-	(25,858)

INCOME (LOSS) BEFORE INCOME TAXES	19,120	(454)	(974)	(699)	511	17,504

INCOME TAX EXPENSE (BENEFIT)
Current	9,329	-	-	-	(309)	9,020
Deferred	4,151	-	-	-	(578)	3,573
TOTAL INCOME TAX EXPENSE (BENEFIT)	13,480	-	-	-	(887)	12,593

INCOME (LOSS) AFTER INCOME TAXES	5,640	(454)	(974)	(699)	1,398	4,911

NET INCOME (LOSS), attributable to non-controlling interests	(22)	-	-	-	-	(22)

NET INCOME (LOSS), attributable to common stockholders	$5,662	$(454)	$(974)	$(699)	$1,398	$4,933

INCOME (LOSS) PER COMMON SHARE
Basic	$0.15	$(0.01)	$(0.03)	$(0.02)	$0.04	$0.13
Diluted	$0.15	$(0.01)	$(0.03)	$(0.02)	$0.04	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	36,666					36,666
Diluted	36,666					36,666

NOTE 22— UNAUDITED QUARTERLY FINANCIAL DATA (in thousands, except per share amounts)

The following selected quarterly data has been derived from the unaudited consolidated financial statements that, in the Company’s opinion, reflect all adjustments necessary to fairly present the financial information when read in conjunction with the Consolidated Financial Statements and Notes. This selected quarterly information has been restated for, and as of the end of, the first three quarters of 2013 and all quarters of 2012 from previously reported information filed on Forms 10-Q and Form 10-K, as a result of the restatement of the financial results as discussed in Note 21. These restatement adjustments are described in Note 21 for the respective annual periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The Company has not amended Annual Reports on Form 10-K for years prior to 2013 or Quarterly Reports on Form 10-Q for the quarterly periods impacted by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

	March 31, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,988	$-	$-	$-	$-	$26,988
Restricted cash investments	2,821	-	-	-	-	2,821
Accounts receivable, net	81,254	-	-	-	-	81,254
Inventory	-	-	-	-	-	-
Income and other taxes receivable	6,197	-	-	-	-	6,197
Mobilization costs, net	3,539	362	-	-	-	3,901
Current deferred tax asset	-	-	-	-	-	-
Prepaid expenses and other current assets	595	-	-	-	-	595
TOTAL CURRENT ASSETS	121,394	362	-	-	-	121,756

MULTI-CLIENT LIBRARY, net	253,728	-	-	-	(102)	253,626

PROPERTY AND EQUIPMENT, net	113,456	-	(3,601)	475	(6)	110,324

GOODWILL	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	14,714	-	-	-	-	14,714

DEBT ISSUANCE COSTS, net	6,068	-	-	-	-	6,068

OTHER ASSETS	1,856	-	-	-	-	1,856

TOTAL ASSETS	$523,597	$362	$(3,601)	$475	$(108)	$520,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,946	$-	$-	$2,195	$-	$56,141
Current portion of long-term debt	14,357	-	-	-	-	14,357
Current portion of capital lease obligations	6,682	-	-	-	-	6,682
Income and other taxes payable	2,551	-	-	-	420	2,971
Deferred revenue	43,711	740	-	-	-	44,451
Other payables	3,749	-	-	-	-	3,749
TOTAL CURRENT LIABILITIES	124,996	740	-	2,195	420	128,351

DEFERRED INCOME TAXES, net	6,122	-	-	-	(4,913)	1,209

LONG-TERM DEBT, net of current portion and unamortized discount	266,908	-	-	-	-	266,908

CAPITAL LEASE OBLIGATIONS, net of current portion	1,411	-	-	-	-	1,411

NON-CONTROLLING INTERESTS	1,259	-	-	-	-	1,259

OTHER LIABILITIES	750	-	-	-	-	750

TOTAL LIABILITIES	401,446	740	-	2,195	(4,493)	399,888

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	468	-	-	-	-	468
Additional paid-in capital	247,763	-	-	-	-	247,763
Accumulated deficit	(29,554)	(378)	(3,601)	(1,720)	4,385	(30,868)
	218,677	(378)	(3,601)	(1,720)	4,385	217,363

Less: treasury stock	96,526	-	-	-	-	96,526

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	122,151	(378)	(3,601)	(1,720)	4,385	120,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$523,597	$362	$(3,601)	$475	$(108)	$520,725

	June 30, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,940	$-	$-	$-	$-	$23,940
Restricted cash investments	2,821	-	-	-	-	2,821
Accounts receivable, net	76,869	-	-	-	-	76,869
Inventory	-	-	-	-	-	-
Income and other taxes receivable	3,385	-	-	-	-	3,385
Mobilization costs, net	517	7,609	-	-	-	8,126
Current deferred tax asset	-	-	-	-	-	-
Prepaid expenses and other current assets	7,070	-	-	-	-	7,070
TOTAL CURRENT ASSETS	114,602	7,609	-	-	-	122,211

MULTI-CLIENT LIBRARY, net	272,790	-	-	-	(114)	272,676

PROPERTY AND EQUIPMENT, net	116,512	-	(4,209)	417	(10)	112,710

GOODWILL	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	14,248	-	-	-	-	14,248

DEBT ISSUANCE COSTS, net	5,839	-	-	-	-	5,839

OTHER ASSETS	1,997	-	-	-	3	2,000

TOTAL ASSETS	$538,369	$7,609	$(4,209)	$417	$(121)	$542,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,306	$-	$-	$2,214	$-	$43,520
Current portion of long-term debt	13,896	-	-	-	-	13,896
Current portion of capital lease obligations	6,300	-	-	-	-	6,300
Income and other taxes payable	3,020	-	-	-	420	3,440
Deferred revenue	38,601	8,731	-	-	-	47,332
Other payables	4,069	-	-	-	-	4,069
TOTAL CURRENT LIABILITIES	107,192	8,731	-	2,214	420	118,557

DEFERRED INCOME TAXES, net	5,465	-	-	-	(5,464)	1

LONG-TERM DEBT, net of current portion and unamortized discount	296,201	-	-	-	-	296,201

CAPITAL LEASE OBLIGATIONS, net of current portion	1,106	-	-	-	-	1,106

NON-CONTROLLING INTERESTS	1,209	-	-	-	-	1,209

OTHER LIABILITIES	750	-	-	-	-	750

TOTAL LIABILITIES	411,923	8,731	-	2,214	(5,044)	417,824

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	471	-	-	-	-	471
Additional paid-in capital	249,509	-	-	-	-	249,509
Accumulated deficit	(27,008)	(1,122)	(4,209)	(1,797)	4,923	(29,213)
	222,972	(1,122)	(4,209)	(1,797)	4,923	220,767

Less: treasury stock	96,526	-	-	-	-	96,526

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	126,446	(1,122)	(4,209)	(1,797)	4,923	124,241

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$538,369	$7,609	$(4,209)	$417	$(121)	$542,065

	September 30, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,569	$-	$-	$-	$-	$23,569
Restricted cash investments	2,318	-	-	-	-	2,318
Accounts receivable, net	77,060	-	-	-	-	77,060
Inventory	11,229	-	-	-	-	11,229
Income and other taxes receivable	1,827	-	-	-	-	1,827
Mobilization costs, net	1,428	(104)	-	-	-	1,324
Current deferred tax asset	-	-	-	-	-	-
Prepaid expenses and other current assets	9,355	-	-	-	-	9,355
TOTAL CURRENT ASSETS	126,786	(104)	-	-	-	126,682

MULTI-CLIENT LIBRARY, net	288,793	-	-	-	(114)	288,679

PROPERTY AND EQUIPMENT, net	108,155	-	(4,365)	359	(29)	104,120

GOODWILL	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	13,726	-	-	-	-	13,726

DEBT ISSUANCE COSTS, net	5,986	-	-	-	-	5,986

OTHER ASSETS	570	-	-	-	-	570

TOTAL ASSETS	$556,397	$(104)	$(4,365)	$359	$(143)	$552,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,276	$-	$-	$2,234	$-	$52,510
Current portion of long-term debt	15,004	-	-	-	-	15,004
Current portion of capital lease obligations	5,145	-	-	-	-	5,145
Income and other taxes payable	3,144	-	-	-	420	3,564
Deferred revenue	22,848	-	-	-	-	22,848
Other payables	4,426	-	-	-	-	4,426
TOTAL CURRENT LIABILITIES	100,843	-	-	2,234	420	103,497

DEFERRED INCOME TAXES, net	7,862	-	-	-	(5,180)	2,682

LONG-TERM DEBT, net of current portion and unamortized discount	310,941	-	-	-	-	310,941

CAPITAL LEASE OBLIGATIONS, net of current portion	883	-	-	-	-	883

NON-CONTROLLING INTERESTS	1,360	-	-	-	-	1,360

OTHER LIABILITIES	-	-	-	-	-	-

TOTAL LIABILITIES	421,889	-	-	2,234	(4,760)	419,363

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	473	-	-	-	-	473
Additional paid-in capital	251,763	-	-	-	-	251,763
Accumulated deficit	(21,201)	(104)	(4,365)	(1,875)	4,617	(22,928)
	231,035	(104)	(4,365)	(1,875)	4,617	229,308

Less: treasury stock	96,527	-	-	-	-	96,527

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	134,508	(104)	(4,365)	(1,875)	4,617	132,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$556,397	$(104)	$(4,365)	$359	$(143)	$552,144

	March 31, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,332	$-	$-	$-	$-	$32,332
Restricted cash investments	1,650	-	-	-	-	1,650
Accounts receivable, net	47,422	-	-	-	-	47,422
Inventory	11,219	-	-	-	-	11,219
Income and other taxes receivable	1,472	-	-	-	-	1,472
Mobilization costs, net	4,481	(102)	-	-	-	4,379
Current deferred tax asset	12,673	-	-	-	-	12,673
Prepaid expenses and other current assets	6,189	-	-	-	-	6,189
TOTAL CURRENT ASSETS	117,438	(102)	-	-	-	117,336

MULTI-CLIENT LIBRARY, net	291,197	-	-	-	(190)	291,007

PROPERTY AND EQUIPMENT, net	94,093	-	(4,638)	259	(125)	89,589

GOODWILL	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	12,369	-	-	-	-	12,369

DEBT ISSUANCE COSTS, net	5,385	-	-	-	-	5,385

OTHER ASSETS	678	-	-	-	-	678

TOTAL ASSETS	$533,541	$(102)	$(4,638)	$259	$(315)	$528,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$48,400	$-	$-	$2,274	$-	$50,674
Current portion of long-term debt	17,198	-	-	-	-	17,198
Current portion of capital lease obligations	4,449	-	-	-	-	4,449
Income and other taxes payable	2,280	-	-	-	1,472	3,752
Deferred revenue	20,100	-	-	-	-	20,100
Other payables	1,814	-	-	-	-	1,814
TOTAL CURRENT LIABILITIES	94,241	-	-	2,274	1,472	97,987

DEFERRED INCOME TAXES, net	24,521	-	-	-	(5,248)	19,273

LONG-TERM DEBT, net of current portion and unamortized discount	311,366	-	-	-	-	311,366

CAPITAL LEASE OBLIGATIONS, net of current portion	3,402	-	-	-	-	3,402

NON-CONTROLLING INTERESTS	873	-	-	-	-	873

OTHER LIABILITIES	981	-	-	-	(425)	556

TOTAL LIABILITIES	435,384	-	-	2,274	(4,201)	433,457

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	481	-	-	-	-	481
Additional paid-in capital	255,563	-	-	-	-	255,563
Accumulated deficit	(61,357)	(102)	(4,638)	(2,015)	3,886	(64,226)
	194,687	(102)	(4,638)	(2,015)	3,886	191,818

Less: treasury stock	96,530	-	-	-	-	96,530

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	98,157	(102)	(4,638)	(2,015)	3,886	95,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$533,541	$(102)	$(4,638)	$259	$(315)	$528,745

	June 30, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,681	$-	$-	$-	$-	$10,681
Restricted cash investments	1,440	-	-	-	-	1,440
Accounts receivable, net	43,153	-	-	-	-	43,153
Inventory	5,025	-	-	-	-	5,025
Income and other taxes receivable	815	-	-	-	-	815
Mobilization costs, net	4,830	1,360	-	-	-	6,190
Current deferred tax asset	12,673	-	-	-	-	12,673
Prepaid expenses and other current assets	11,141	-	-	-	-	11,141
TOTAL CURRENT ASSETS	89,758	1,360	-	-	-	91,118

MULTI-CLIENT LIBRARY, net	291,005	-	-	-	(129)	290,876

PROPERTY AND EQUIPMENT, net	91,502	-	(4,800)	211	(214)	86,699

GOODWILL	12,381	-	-	-	-	12,381

INTANGIBLE ASSETS, net	11,745	-	-	-	-	11,745

DEBT ISSUANCE COSTS, net	5,224	-	-	-	-	5,224

OTHER ASSETS	837	-	-	-	-	837

TOTAL ASSETS	$502,452	$1,360	$(4,800)	$211	$(343)	$498,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,609	$-	$-	$2,294	$-	$39,903
Current portion of long-term debt	92,431	-	-	-	-	92,431
Current portion of capital lease obligations	4,410	-	-	-	-	4,410
Income and other taxes payable	2,491	-	-	-	1,472	3,963
Deferred revenue	13,111	651	-	-	-	13,762
Other payables	1,666	-	-	-	-	1,666
TOTAL CURRENT LIABILITIES	151,718	651	-	2,294	1,472	156,135

DEFERRED INCOME TAXES, net	17,396	-	-	-	(5,115)	12,281

LONG-TERM DEBT, net of current portion and unamortized discount	244,191	-	-	-	-	244,191

CAPITAL LEASE OBLIGATIONS, net of current portion	3,494	-	-	-	-	3,494

NON-CONTROLLING INTERESTS	758	-	-	-	-	758

OTHER LIABILITIES	958	-	-	-	(425)	533

TOTAL LIABILITIES	418,515	651	-	2,294	(4,068)	417,392

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	482	-	-	-	-	482
Additional paid-in capital	257,128	-	-	-	-	257,128
Accumulated deficit	(77,143)	709	(4,800)	(2,083)	3,725	(79,592)
	180,467	709	(4,800)	(2,083)	3,725	178,018

Less: treasury stock	96,530	-	-	-	-	96,530

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	83,937	709	(4,800)	(2,083)	3,725	81,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$502,452	$1,360	$(4,800)	$211	$(343)	$498,880

	September 30, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,774	$-	$-	$-	$-	$16,774
Restricted cash investments	985	-	-	-	-	985
Accounts receivable, net	40,162	-	-	-	-	40,162
Inventory	-	-	-	-	-	-
Income and other taxes receivable	386	-	-	-	-	386
Mobilization costs, net	6,139	5,149	-	-	-	11,288
Current deferred tax asset	-	-	-	-	-	-
Prepaid expenses and other current assets	3,184	-	-	-	-	3,184
TOTAL CURRENT ASSETS	67,630	5,149	-	-	-	72,779

MULTI-CLIENT LIBRARY, net	279,183	-	-	-	(151)	279,032

PROPERTY AND EQUIPMENT, net	89,614	-	(4,922)	167	1,268	86,127

GOODWILL	11,342	-	-	-	-	11,342

INTANGIBLE ASSETS, net	10,859	-	-	-	-	10,859

DEBT ISSUANCE COSTS, net	9,405	-	-	-	-	9,405

OTHER ASSETS	630	-	-	-	-	630

TOTAL ASSETS	$468,663	$5,149	$(4,922)	$167	$1,117	$470,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,779	$-	$-	$2,314	$-	$46,093
Current portion of long-term debt	10,252	-	-	-	-	10,252
Current portion of capital lease obligations	3,990	-	-	-	-	3,990
Income and other taxes payable	2,436	-	-	-	1,472	3,908
Deferred revenue	10,364	5,659	-	-	-	16,023
Other payables	1,465	-	-	-	-	1,465
TOTAL CURRENT LIABILITIES	72,286	5,659	-	2,314	1,472	81,731

DEFERRED INCOME TAXES, net	3,005	-	-	-	(1,520)	1,485

LONG-TERM DEBT, net of current portion and unamortized discount	327,325	-	-	-	-	327,325

CAPITAL LEASE OBLIGATIONS, net of current portion	2,849	-	-	-	-	2,849

NON-CONTROLLING INTERESTS	856	-	-	-	-	856

OTHER LIABILITIES	970	-	-	-	(425)	545

TOTAL LIABILITIES	407,291	5,659	-	2,314	(473)	414,791

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock	-	-	-	-	-	-
Common Stock	483	-	-	-	-	483
Additional paid-in capital	258,761	-	-	-	703	259,464
Accumulated deficit	(101,342)	(510)	(4,922)	(2,147)	887	(108,034)
	157,902	(510)	(4,922)	(2,147)	1,590	151,913

Less: treasury stock	96,530	-	-	-	-	96,530

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	61,372	(510)	(4,922)	(2,147)	1,590	55,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$468,663	$5,149	$(4,922)	$167	$1,117	$470,174

	Three Months Ended March 31, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$64,835	$398	$-	$-	$-	$65,233
Multi-client Data Library Pre-commitments	16,575	-	-	-	(307)	16,268
Multi-client Data Library Late Sales	14,701	-	-	-	-	14,701
TOTAL REVENUES	96,111	398	-	-	(307)	96,202

OPERATING EXPENSES
Operating Costs	40,797	50	34	-	1,778	42,659
Multi-client Data Library Amortization	22,356	-	-	-	(134)	22,222
Depreciation and Other Amortization	6,964	-	-	69	2	7,035
TOTAL OPERATING EXPENSES	70,117	50	34	69	1,646	71,916

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,541	-	-	-	(1,333)	14,208

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(9,423)	-	-	-	-	(9,423)

INCOME (LOSS) FROM OPERATIONS	19,876	348	(34)	(69)	(620)	19,501

OTHER EXPENSE
Interest expense, net	(7,115)	-	-	(24)	-	(7,139)
Foreign exchange loss	(110)	-	-	-	-	(110)
Other expense	(182)	-	-	-	-	(182)
TOTAL OTHER EXPENSE	(7,407)	-	-	(24)	-	(7,431)

INCOME (LOSS) BEFORE INCOME TAXES	12,469	348	(34)	(93)	(620)	12,070

INCOME TAX EXPENSE (BENEFIT)
Current	5,749	-	-	-	-	5,749
Deferred	-	-	-	-	(156)	(156)
TOTAL INCOME TAX EXPENSE (BENEFIT)	5,749	-	-	-	(156)	5,593

INCOME (LOSS) AFTER INCOME TAXES	6,720	348	(34)	(93)	(464)	6,477

NET LOSS, attributable to non-controlling interests	(210)	-	-	-	-	(210)

NET INCOME (LOSS), attributable to common stockholders	$6,930	$348	$(34)	$(93)	$(464)	$6,687

INCOME (LOSS) PER COMMON SHARE
Basic	$0.19	$0.01	$(0.00)	$(0.00)	$(0.01)	$0.18
Diluted	$0.19	$0.01	$(0.00)	$(0.00)	$(0.01)	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,039					37,039
Diluted	37,039					37,039

	Three Months Ended June 30, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$58,578	$(7,991)	$-	$-	$-	$50,587
Multi-client Data Library Pre-commitments	25,801	-	-	-	-	25,801
Multi-client Data Library Late Sales	12,993	-	-	-	-	12,993
TOTAL REVENUES	97,372	(7,991)	-	-	-	89,381

OPERATING EXPENSES
Operating Costs	40,399	(7,247)	608	-	1,327	35,087
Multi-client Data Library Amortization	25,772	-	-	-	-	25,772
Depreciation and Other Amortization	6,262	-	-	58	2	6,322
TOTAL OPERATING EXPENSES	72,433	(7,247)	608	58	1,329	67,181

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,086	-	-	-	(1,312)	10,774

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(458)	-	-	-	-	(458)

INCOME (LOSS) FROM OPERATIONS	13,311	(744)	(608)	(58)	(17)	11,884

OTHER EXPENSE
Interest expense, net	(7,934)	-	-	(20)	-	(7,954)
Foreign exchange loss	(939)	-	-	-	-	(939)
Other expense	(236)	-	-	-	-	(236)
TOTAL OTHER EXPENSE	(9,109)	-	-	(20)	-	(9,129)

INCOME (LOSS) BEFORE INCOME TAXES	4,202	(744)	(608)	(78)	(17)	2,755

INCOME TAX EXPENSE (BENEFIT)
Current	1,706	-	-	-	-	1,706
Deferred	-	-	-	-	(554)	(554)
TOTAL INCOME TAX EXPENSE (BENEFIT)	1,706	-	-	-	(554)	1,152

INCOME (LOSS) AFTER INCOME TAXES	2,496	(744)	(608)	(78)	537	1,603

NET LOSS, attributable to non-controlling interests	(50)	-	-	-	-	(50)

NET INCOME (LOSS), attributable to common stockholders	$2,546	$(744)	$(608)	$(78)	$537	$1,653

INCOME (LOSS) PER COMMON SHARE
Basic	$0.07	$(0.02)	$(0.02)	$(0.00)	$0.01	$0.04
Diluted	$0.07	$(0.02)	$(0.02)	$(0.00)	$0.01	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,247					37,247
Diluted	37,247					37,247

	Three Months Ended September 30, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$30,173	$8,731	$-	$-	$-	$38,904
Multi-client Data Library Pre-commitments	48,476	-	-	-	-	48,476
Multi-client Data Library Late Sales	11,565	-	-	-	-	11,565
TOTAL REVENUES	90,214	8,731	-	-	-	98,945

OPERATING EXPENSES
Operating Costs	17,164	7,712	156	-	1,471	26,503
Multi-client Data Library Amortization	37,412	-	-	-	-	37,412
Depreciation and Other Amortization	5,727	-	-	58	4	5,789
TOTAL OPERATING EXPENSES	60,303	7,712	156	58	1,475	69,704

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,867	-	-	-	(1,457)	9,410

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,231)	-	-	-	-	(2,231)

INCOME (LOSS) FROM OPERATIONS	21,275	1,019	(156)	(58)	(18)	22,062

OTHER EXPENSE
Interest expense, net	(8,295)	-	-	(20)	-	(8,315)
Foreign exchange loss	(206)	-	-	-	-	(206)
Other expense	(1,952)	-	-	-	-	(1,952)
TOTAL OTHER EXPENSE	(10,453)	-	-	(20)	-	(10,473)

INCOME (LOSS) BEFORE INCOME TAXES	10,822	1,019	(156)	(78)	(18)	11,589

INCOME TAX EXPENSE (BENEFIT)
Current	4,864	-	-	-	-	4,864
Deferred	-	-	-	-	288	288
TOTAL INCOME TAX EXPENSE (BENEFIT)	4,864	-	-	-	288	5,152

INCOME (LOSS) AFTER INCOME TAXES	5,958	1,019	(156)	(78)	(306)	6,437

NET INCOME, attributable to non-controlling interests	151	-	-	-	-	151

NET INCOME (LOSS), attributable to common stockholders	$5,807	$1,019	$(156)	$(78)	$(306)	$6,286

INCOME (LOSS) PER COMMON SHARE
Basic	$0.16	$0.03	$(0.00)	$(0.00)	$(0.01)	$0.17
Diluted	$0.16	$0.03	$(0.00)	$(0.00)	$(0.01)	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,450					37,450
Diluted	37,450					37,450

	Three Months Ended December 31, 2012
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$28,890	$-	$-	$-	$(100)	$28,790
Multi-client Data Library Pre-commitments	20,828	-	-	-	(285)	20,543
Multi-client Data Library Late Sales	5,569	-	-	-	-	5,569
TOTAL REVENUES	55,287	-	-	-	(385)	54,902

OPERATING EXPENSES
Operating Costs	25,177	-	693	-	919	26,789
Multi-client Data Library Amortization	17,726	-	-	-	(251)	17,475
Depreciation and Other Amortization	9,733	-	-	50	16	9,799
TOTAL OPERATING EXPENSES	52,636	-	693	50	684	54,063

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,256	-	-	-	(1,301)	16,955

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(3,594)	-	-	-	-	(3,594)

INCOME (LOSS) FROM OPERATIONS	(12,011)	-	(693)	(50)	232	(12,522)

OTHER EXPENSE
Interest expense, net	(8,322)	-	-	(20)	-	(8,342)
Foreign exchange loss	(433)	-	-	-	-	(433)
Other expense	(102)	-	-	-	-	(102)
TOTAL OTHER EXPENSE	(8,857)	-	-	(20)	-	(8,877)

INCOME (LOSS) BEFORE INCOME TAXES	(20,868)	-	(693)	(70)	232	(21,399)

INCOME TAX EXPENSE
Current	(4,171)	-	-	-	1,052	(3,119)
Deferred	12,280	-	-	-	(154)	12,126
TOTAL INCOME TAX EXPENSE	8,109	-	-	-	898	9,007

INCOME (LOSS) AFTER INCOME TAXES	(28,977)	-	(693)	(70)	(666)	(30,406)

NET LOSS, attributable to non-controlling interests	(363)	-	-	-	170	(193)

NET INCOME (LOSS), attributable to common stockholders	$(28,614)	$-	$(693)	$(70)	$(836)	$(30,213)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.76)	$-	$(0.02)	$(0.00)	$(0.02)	$(0.81)
Diluted	$(0.76)	$-	$(0.02)	$(0.00)	$(0.02)	$(0.81)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,516					37,516
Diluted	37,516					37,516

	Three Months Ended March 31, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$27,437	$-	$-	$-	$100	$27,537
Multi-client Data Library Pre-commitments	28,282	-	-	-	285	28,567
Multi-client Data Library Late Sales	27,690	-	-	-	-	27,690
TOTAL REVENUES	83,409	-	-	-	385	83,794

OPERATING EXPENSES
Operating Costs	20,221	(2)	(420)	-	1,745	21,544
Multi-client Data Library Amortization	34,562	-	-	-	251	34,813
Depreciation and Other Amortization	7,231	-	-	50	(8)	7,273
TOTAL OPERATING EXPENSES	62,014	(2)	(420)	50	1,988	63,630

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	12,992	-	-	-	-	12,992

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	-	-	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,040	-	-	-	(1,622)	14,418

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,636)	-	-	-	-	(2,636)

INCOME (LOSS) FROM OPERATIONS	(5,001)	2	420	(50)	19	(4,610)

OTHER EXPENSE
Interest expense, net	(8,369)	-	-	(20)	-	(8,389)
Foreign exchange loss	176	-	-	-	-	176
Other expense	(43)	-	-	-	-	(43)
TOTAL OTHER EXPENSE	(8,236)	-	-	(20)	-	(8,256)

INCOME (LOSS) BEFORE INCOME TAXES	(13,237)	2	420	(70)	19	(12,866)

INCOME TAX EXPENSE (BENEFIT)
Current	(1,570)	-	-	-	-	(1,570)
Deferred	-	-	-	-	85	85
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,570)	-	-	-	85	(1,485)

INCOME (LOSS) AFTER INCOME TAXES	(11,667)	2	420	(70)	(66)	(11,381)

NET LOSS, attributable to non-controlling interests	(125)	-	-	-	(170)	(295)

NET INCOME (LOSS), attributable to common stockholders	$(11,542)	$2	$420	$(70)	$104	$(11,086)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.31)	$0.00	$0.01	$(0.00)	$(0.00)	$(0.29)
Diluted	$(0.31)	$0.00	$0.01	$(0.00)	$(0.00)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,756					37,756
Diluted	37,756					37,756

	Three Months Ended June 30, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$26,774	$(651)	$-	$-	$-	$26,123
Multi-client Data Library Pre-commitments	14,098	-	-	-	-	14,098
Multi-client Data Library Late Sales	22,480	-	-	-	-	22,480
TOTAL REVENUES	63,352	(651)	-	-	-	62,701

OPERATING EXPENSES
Operating Costs	22,676	(1,462)	162	-	1,575	22,951
Multi-client Data Library Amortization	24,454	-	-	-	-	24,454
Depreciation and Other Amortization	8,457	-	-	48	(26)	8,479
TOTAL OPERATING EXPENSES	55,587	(1,462)	162	48	1,549	55,884

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	-	-	-	-	-	-

MULTI-CLIENT DATA LIBRARY COMMISSIONS	5,932	-	-	-	-	5,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,677	-	-	-	(1,521)	13,156

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(289)	-	-	-	-	(289)

INCOME (LOSS) FROM OPERATIONS	(12,555)	811	(162)	(48)	(28)	(11,982)

OTHER EXPENSE
Interest expense, net	(8,430)	-	-	(20)	-	(8,450)
Foreign exchange loss	(133)	-	-	-	-	(133)
Other expense	(185)	-	-	-	-	(185)
TOTAL OTHER EXPENSE	(8,748)	-	-	(20)	-	(8,768)

INCOME (LOSS) BEFORE INCOME TAXES	(21,303)	811	(162)	(68)	(28)	(20,750)

INCOME TAX EXPENSE (BENEFIT)
Current	(5,402)	-	-	-	-	(5,402)
Deferred	-	-	-	-	134	134
TOTAL INCOME TAX EXPENSE (BENEFIT)	(5,402)	-	-	-	134	(5,268)

INCOME (LOSS) AFTER INCOME TAXES	(15,901)	811	(162)	(68)	(162)	(15,482)

NET LOSS, attributable to non-controlling interests	(115)	-	-	-	-	(115)

NET INCOME (LOSS), attributable to common stockholders	$(15,786)	$811	$(162)	$(68)	$(162)	$(15,367)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.42)	$0.02	$(0.00)	$(0.00)	$(0.00)	$(0.41)
Diluted	$(0.42)	$0.02	$(0.00)	$(0.00)	$(0.00)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,985					37,985
Diluted	37,985					37,985

	Three Months Ended September 30, 2013
		Adjustments
	As Reported	Revenue Recognition	Research & Development	Sales Tax	Other	Restated
REVENUES
Proprietary Revenues	$41,407	$(5,008)	$-	$-	$-	$36,399
Multi-client Data Library Pre-commitments	14,481	-	-	-	-	14,481
Multi-client Data Library Late Sales	14,145	-	-	-	-	14,145
TOTAL REVENUES	70,033	(5,008)	-	-	-	65,025

OPERATING EXPENSES
Operating Costs	38,750	(3,789)	122	-	186	35,269
Multi-client Data Library Amortization	23,166	-	-	-	-	23,166
Depreciation and Other Amortization	9,233	-	-	44	(393)	8,884
TOTAL OPERATING EXPENSES	71,149	(3,789)	122	44	(207)	67,319

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	-	-	-	-	-	-

GOODWILL IMPAIRMENT	1,039	-	-	-	-	1,039

MULTI-CLIENT DATA LIBRARY COMMISSIONS	5,173	-	-	-	-	5,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,460	-	-	-	708	12,168

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(3,455)	-	-	-	(1,257)	(4,712)

INCOME (LOSS) FROM OPERATIONS	(15,333)	(1,219)	(122)	(44)	756	(15,962)

OTHER EXPENSE
Interest expense, net	(8,884)	-	-	(20)	-	(8,904)
Foreign exchange loss	(310)	-	-	-	-	(310)
Other expense	(122)	-	-	-	-	(122)
TOTAL OTHER EXPENSE	(9,316)	-	-	(20)	-	(9,336)

INCOME (LOSS) BEFORE INCOME TAXES	(24,649)	(1,219)	(122)	(64)	756	(25,298)

INCOME TAX EXPENSE (BENEFIT)
Current	(548)	-	-	-	-	(548)
Deferred	-	-	-	-	3,595	3,595
TOTAL INCOME TAX EXPENSE (BENEFIT)	(548)	-	-	-	3,595	3,047

INCOME (LOSS) AFTER INCOME TAXES	(24,101)	(1,219)	(122)	(64)	(2,839)	(28,345)

NET INCOME, attributable to non-controlling interests	98	-	-	-	-	98

NET INCOME (LOSS), attributable to common stockholders	$(24,199)	$(1,219)	$(122)	$(64)	$(2,839)	$(28,443)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.64)	$(0.03)	$(0.00)	$(0.00)	$(0.07)	$(0.75)
Diluted	$(0.64)	$(0.03)	$(0.00)	$(0.00)	$(0.07)	$(0.75)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,087					38,087
Diluted	38,087					38,087

Three Months Ended December 31, 2013
REVENUES
Proprietary Revenues	$61,104
Multi-client Data Library Pre-commitments	2,621
Multi-client Data Library Late Sales	13,414
TOTAL REVENUES	77,139

OPERATING EXPENSES
Operating Costs	49,424
Multi-client Data Library Amortization	17,446
Depreciation and Other Amortization	7,954
TOTAL OPERATING EXPENSES	74,824

MULTI-CLIENT DATA LIBRARY IMPAIRMENT	75,230

GOODWILL IMPAIRMENT	375

MULTI-CLIENT DATA LIBRARY COMMISSIONS	3,679

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	11,668

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(987)

INCOME (LOSS) FROM OPERATIONS	(87,650)

OTHER EXPENSE
Interest expense, net	(10,103)
Foreign exchange loss	(172)
Other expense	(346)
TOTAL OTHER EXPENSE	(10,621)

LOSS BEFORE INCOME TAXES	(98,271)

INCOME TAX EXPENSE
Current	(1,507)
Deferred	1,855
TOTAL INCOME TAX EXPENSE	348

LOSS AFTER INCOME TAXES	(98,619)

NET INCOME (LOSS), attributable to non-controlling interests	—

NET LOSS, attributable to common stockholders	$(98,619)

LOSS PER COMMON SHARE
Basic	$(2.58)
Diluted	$(2.58)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,253
Diluted	38,253