Form 10-Q
period 2014-03-31
Global Geophysical Services Inc
filed 2014-11-26
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes    [  ]                   No   [ x ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    [  ]                  No   [ x ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes    [  ]                  No   [ x ]

At October 31, 2014, there were 39,695,528 shares of common stock, par value $0.01 per share, outstanding.

GLOBAL GEOPHYSICAL SERVICES, INC.

References in this Quarterly Report on Form 10-Q to “GGS,” “Global Geophysical,” “Global,” the “Company,” ‘‘our company,’’ “we,” “us” or “our” refer to Global Geophysical Services, Inc. and its subsidiaries included in the Condensed Consolidated Financial Statements, except as otherwise indicated or the context otherwise requires.

We have made in this Quarterly Report on Form 10-Q, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. Many of the forward-looking statements are located in Part I. Financial Information-Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are often accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “continue,” “potential,” “scheduled,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our Bankruptcy Case (as defined below in Part I. Financial Information-Item 1. Financial Statements, in Note 1 Basis of Presentation under “Voluntary Reorganization under Chapter 11”), our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, backlog, future acquisitions and investments, and the adequacy of our available cash resources. We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the factors described under Part I. Financial Information-Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ii

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$31,438	$18,900
Restricted cash investments	990	985
Accounts receivable, net	44,762	51,080
Mobilization costs, net	18,269	13,051
Prepaid expenses and other current assets	4,409	6,509
	99,868	90,525

MULTI-CLIENT LIBRARY, net	187,816	192,430

PROPERTY AND EQUIPMENT, net	76,393	79,693

GOODWILL	10,967	10,967

INTANGIBLE ASSETS, net	9,920	10,291

DEBT ISSUANCE COSTS, net	8,940	8,801

OTHER ASSETS	459	200

TOTAL ASSETS	$394,363	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
 (in thousands, except par value and share amounts)

	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Account payable and accrued expenses	$43,465	$48,682
Debt (includes Debtor-In-Possession financing of $25.0 million)	107,476	336,542
Capital lease obligations	4,733	5,764
Income and other taxes payable	8,237	7,144
Deferred revenue	24,164	26,361
Other payables	1,023	1,489
TOTAL LIABILITIES-CURRENT	189,098	425,982

LIABILITIES SUBJECT TO COMPROMISE	266,958	-

LONG-TERM LIABILITIES	-	254
TOTAL LIABILITIES	456,056	426,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, 11.5% Series A Cumulative, $0.01 par value, 5.0 million shares authorized 0.3 million shares and 0.3 million shares issued and 0.3 million shares and 0.3 million shares outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.01 par value, 100.0 million shares authorized 50.0 million and 48.5 million shares issued and 39.8 million and 38.3 million shares outstanding at March 31, 2014 and December 31, 2013, respectively	500	485
Additional paid-in capital	271,386	269,421
Accumulated deficit	(237,048)	(206,704)
	34,838	63,202
Treasury stock, at cost, 10.2 million shares at March 31, 2014 and December 31, 2013, respectively	(96,531)	(96,531)
TOTAL STOCKHOLDERS’ DEFICIT	(61,693)	(33,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$394,363	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
REVENUES
Proprietary revenues	$40,561	$27,537
Multi-client library pre-commitments	11,360	28,567
Multi-client library late sales	12,362	27,690
TOTAL REVENUES	64,283	83,794

OPERATING EXPENSES
Operating costs	42,616	21,544
Multi-client library amortization	13,886	34,813
Depreciation and other amortization	6,771	7,273
TOTAL OPERATING EXPENSES	63,273	63,630

MULTI-CLIENT LIBRARY AND OTHER IMPAIRMENT	-	12,992
MULTI-CLIENT LIBRARY COMMISSIONS	4,176	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,990	14,418
GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,232)	(2,636)

LOSS FROM OPERATIONS	(14,924)	(4,610)

OTHER EXPENSE
Interest expense, net (contractual interest $0.4 million)	9,631	8,389
Prepetition professional fees	2,271	-
Reorganization items, net	1,120	-
Other expense (income), net	337	(133)
TOTAL OTHER EXPENSE	13,359	8,256

LOSS BEFORE INCOME TAXES	(28,283)	(12,866)

INCOME TAX EXPENSE (BENEFIT)
Current	1,894	(1,570)
Deferred	-	85
TOTAL INCOME TAX EXPENSE (BENEFIT)	1,894	(1,485)

LOSS AFTER INCOME TAXES	(30,177)	(11,381)

NET LOSS, attributable to non-controlling interests	-	(295)

NET LOSS, attributable to common stockholders	$(30,177)	$(11,086)

LOSS PER COMMON SHARE
Basic	$(0.77)	$(0.29)
Diluted	$(0.77)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,394	37,756
Diluted	39,394	37,756

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,850	$43,520

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,227)	(3,907)
Investment in Multi-client library	(8,842)	(27,916)
Proceeds from the sale of assets	2,070	4,752
Other, net	801	42

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,198)	(27,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Debtor-In-Possession financing	25,000	-
Net payments on revolving credit facility and senior notes	-	(3,500)
Other	(4,113)	(4,018)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,886	(7,518)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,538	8,973

CASH AND CASH EQUIVALENTS, beginning of period	18,900	23,359
CASH AND CASH EQUIVALENTS, end of period	$31,438	$32,332

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit

Balances at January 1, 2014	$485	$-	$269,421	$(96,531)	$(206,704)	$(33,329)

Issue of common stock	15	-	-	-	-	15

Stock-based compensation expense	-		1,965	-	-	1,965

Preferred stock dividends	-	-	-	-	(167)	(167)

Net loss	-	-	-	-	(30,177)	(30,177)

Balances at March 31, 2014	$500	$-	$271,386	$(96,531)	$(237,048)	$(61,693)

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

General

The accompanying Condensed Consolidated Financial Statements include the accounts of Global Geophysical Services, Inc. and its controlled subsidiaries (collectively, the “Company” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Condensed Consolidated Financial Statements of the Company as of and for the three months ended March 31, 2014 are unaudited and have been prepared on the same basis as the audited Consolidated Financial Statements as of and for the year ended December 31, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the 2013 Condensed Consolidated Financial Statements have been reclassified to conform to the classifications in the 2014 Condensed Consolidated Financial Statements.

Voluntary Reorganization under Chapter 11

On March 25, 2014 (the “Petition Date”), the Company and certain of its subsidiaries, including Autoseis, Inc.; Global Geophysical EAME, Inc.; GGS International Holdings, Inc.; Accrete Monitoring, Inc.; and Autoseis Development Company (the Company and such subsidiaries, collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Voluntary Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”). The filing by the Debtors is jointly administered under case number 14-20130 (the “Bankruptcy Case”). The Debtors are operating their business as “Debtors-In-Possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively the “Non-Filing Entities”) were not included in the Voluntary Petitions or the Bankruptcy Case and are continuing to operate in the ordinary course of business. The accompanying Condensed Consolidated Financial Statements include both the Debtors and the Non-Filing Entities. See Note 18-Guarantees of Registered Securities.

For additional information regarding the Debtors’ interim Debtor-In-Possession financing, see Note 9-Debt. For additional information regarding the Debtors’ final Debtor-In-Possession financing and the Debtors’ Joint Plan of Reorganization, see Note 19-Subsequent Events.

Going Concern

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to comply with the provisions in their Debtor-In-Possession financing, the Bankruptcy Court’s approval of a plan of reorganization in the Bankruptcy Case and the Debtors’ ability to implement such a plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (subject to restrictions contained in our Debtor-In-Possession financing), for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Accordingly, uncertainties in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.

Delisting from the New York Stock Exchange

On March 26, 2014, the Company received notice that the New York Stock Exchange, Inc. (the “NYSE”) had determined that the listing of the Company’s common stock should be suspended immediately as a result of the filing of the Voluntary Petitions by the Debtors. The NYSE announced that it had commenced proceedings to delist the common stock and our depositary shares (the “Depositary Shares”), each representing a 1/1000th interest in a share of our 11.5% Series A Cumulative Preferred Stock, based on NYSE Regulation Inc.’s determination that our securities were no longer suitable for listing.

The last day that the common stock traded on the NYSE was March 25, 2014. The common stock and Depositary Shares were delisted in August 2014.

On March 27, 2014, without action or approval by us, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting the Company’s common stock under the symbol “GEGSQ.”

Fresh Start Accounting

In March 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2014-06, “Technical Corrections and Improvements Related to Glossary Terms (Topic 852),” which requires the balance sheet of an entity in Chapter 11 to distinguish between prepetition liabilities subject to compromise from those that are not and post petition liabilities. In accordance with ASU No. 2014-06, the Company has adopted and implemented the guidance that has an impact on the Company’s Condensed Consolidated Financial Statements as a result of the filing of the Voluntary Petitions and the pendency of the Bankruptcy Case. In addition, if the Company meets the requirements of Accounting Standards Codification (“ASC”) 850-10-45-19, the Company intends to adopt fresh start accounting upon emergence from Chapter 11.

For additional information relating to the Debtors’ Debtor-In-Possession financing and related matters, see Note 9-Debt, Note 19-Subsequent Events and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Debtor-In-Possession Financing.”

NOTE 2 - LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise (in thousands):

March 31, 2014
(unaudited)
Accounts payable and accrued expenses	$14,662
Debt subject to compromise (See Note 9-Debt)	252,071
Other payables	225
Total liabilities subject to compromise	$266,958

NOTE 3 - REORGANIZATION ITEMS, NET

Professional advisory fees and other costs directly associated with the Bankruptcy Case are reported separately as reorganization items pursuant to ASC 852-10. Professional fees of $1.1 million for the three months ended March 31, 2014 include legal and other advisory fees subsequent to the Petition Date. In addition, $2.3 million of professional fees were recognized during the period for financial, legal and other professional advisory assistance leading up to the Petition Date.

NOTE 4 - SELECTED BALANCE SHEET ACCOUNTS

Accounts receivable, net included the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Accounts receivable, trade	$26,906	$27,138
Unbilled accounts receivable, trade	21,425	27,605
Allowance for doubtful accounts	(3,569)	(3,663)
Total accounts receivable, net	$44,762	$51,080

Bad debt expense, net of recovery for the three months ended March 31, 2014 and 2013 was immaterial and $1.1 million, respectively.

Prepaid expenses and other current assets included the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Inventory	$107	$107
Prepaid expenses	4,036	3,227
Note receivables	266	3,175
Total prepaid expenses and other current assets	$4,409	$6,509

NOTE 5 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Multi-client library, at cost	$735,963	$726,691
Accumulated Multi-client library amortization	(459,924)	(446,038)
Multi-client library impairment	(88,223)	(88,223)
Total Multi-client library, (net)	$187,816	$192,430

Multi-client library impairments for the year ended December 31, 2013 reflect a decrease in the expected future cash flow generation potential of certain portions of the library. Of the $88.2 million of impairment recorded for the year ended December 31, 2013, $13.0 million occurred during the first quarter of 2013 and is classified in the Company’s Condensed Consolidated Statements of Operations as Multi-client library and other impairment.

Multi-client library amortization expense included the following (in thousands):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Multi-client library revenue amortization	$12,373	$33,541
Backstop amortization (1)	1,513	1,272
Total Multi-client library amortization expense	$13,886	$34,813

(1) Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than a four-year straight-line amortization value.

The Company entered into a License and Marketing Agreement dated March 28, 2013 (the “SEI/GPI Agreement”) with SEI/GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc. (“SEI/GPI”). Under the terms of the SEI/GPI Agreement, SEI/GPI provides exclusive marketing services for a substantial portion of the Company’s North American onshore Multi-client library. SEI/GPI paid a $25.0 million fee upon execution of the SEI/GPI Agreement. For the three months ended March 31, 2013, the Company recorded late sale revenues of $23.3 million, representing the portion of the fee related to completed library assets. The remaining $1.7 million, representing the uncompleted portion of ongoing surveys at March 31, 2013, was recorded as deferred revenue and recognized in accordance with the Company’s proportionate performance revenue recognition policy during the remainder of 2013.

After March 28, 2013, SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the Multi-client library subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commission expense in the Company’s Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, the Company recorded commission expense of $4.2 million and zero, respectively.

For the three months ended March 31, 2013, the Company recorded amortization expense of $13.3 million, respectively, on Multi-client library late sale revenues related to the $25.0 million fee under the SEI/GPI Agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$301,155	$301,569
Computers and software	21,617	21,562
Buildings	13,624	13,624
Vessels	6,122	7,628
Land	2,157	2,157
Furniture and fixtures	78	78
	344,753	346,618
Accumulated depreciation	(271,148)	(269,884)
	73,605	76,734
Work-in-progress	2,788	2,959
Total Property and equipment, net	$76,393	$79,693

On December 30, 2013, AutoSeis, Inc. (“AutoSeis”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “SES Agreement”) with Seismic Equipment Solutions (“SES”). Under the terms of the SES Agreement, SES became the exclusive provider for the rental and short-term leasing of the Company’s AUTOSEIS® HDR system in the geophysical equipment rental industry. In connection with entering into the SES Agreement, the following ancillary agreements were entered into: (i) AutoSeis and SES entered into a sales agreement providing, among other things, for the purchase by SES of equipment from AutoSeis (the “Sales Agreement”), and (ii) Global and SES entered into a lease agreement providing for the short-term rental by Global of the equipment that is the subject of the Sales Agreement (the “Lease Agreement”). The transaction was accounted for as a sale-leaseback in accordance with ASC 840. In connection with the signing of the SES Agreement, SES placed an order of $9.5 million for an AUTOSEIS® HDR nodal system comprised of 20,000 single-channel units and other related equipment. The Sales Agreement was accounted for as a sale of equipment with revenue recognized totaling $7.3 million upon the delivery of the first equipment order. Cost of sales of $7.3 million was recognized based on the cost of AUTOSEIS® HDR. The profit on the sale of $2.2 million, was deferred and recognized as revenue in proportion to the related gross rental charged to expense over the lease term. The Lease Agreement was accounted for as an operating lease. For the three months ended March 31, 2014, revenue recognized from the profit on the sale was $1.0 million and the related rental expense was $3.2 million. At December 31, 2013, the Company had a note receivable of $3.2 million related to the Sales Agreement classified in the Consolidated Balance Sheet as Prepaid expenses and other current assets. At March 31, 2014, the note receivable had been settled in full, and accordingly, no balance was remaining.

The following table provides an analysis of Depreciation and other amortization expense (in thousands):
	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Gross depreciation expense and other amortization	$7,834	$9,905
Capitalized depreciation for Multi-client library	(430)	(1,726)
Depreciation and other amortization included in SG&A	(633)	(906)
Depreciation and other amortization expense	$6,771	$7,273

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangibles included the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	9,653	9,493
	20,366	20,206
Accumulated amortization	(10,446)	(9,915)
Intangible assets, net	9,920	10,291
Goodwill	10,967	10,967
Total Goodwill and Intangible assets, net	$20,887	$21,258

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives ranging from two to fifteen years. Amortization expense for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.8 million, respectively.

We monitor the carrying value of our long-lived assets for potential impairment at least annually and test the recoverability of such assets using “Level 3” inputs whenever events or a change in circumstances indicate that their carrying amounts may not be recoverable. There were no goodwill or intangible asset impairment charges for either of the three months ended March 31, 2014 or 2013.

NOTE 8 - INCOME TAXES

For 2013, the Company provided for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur. For the three months ended March 31, 2014, the Company provided for income taxes using the actual effective tax rate for the period.

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance. The Company has recorded valuation allowances in various jurisdictions, including the U.S., for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because the future taxable income necessary to utilize these losses cannot be established or projected or the Company no longer has activities in these jurisdictions.

The effective income tax expense (benefit) rate for the three months ended March 31, 2014 and 2013 was 6.7% and (11.5)%, respectively. The Company’s effective income tax rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-U.S. activities, and valuation allowances.

NOTE 9 - DEBT

Interim Debtor-In-Possession Financing

In connection with filing the Voluntary Petitions, the Debtors filed motions seeking Bankruptcy Court approval of a senior secured Debtor-In-Possession credit facility, as detailed in a commitment letter and term sheet, among the Company, as borrower, each of the direct and indirect domestic subsidiaries of the Company designated therein, as guarantors, certain holders of the Senior Notes, as defined below (collectively, the “Backstop Parties”), and Wilmington Trust, National Association, as administrative agent and collateral agent. The initial Debtor-In-Possession credit facility provided for a super-priority senior secured term loan facility in an aggregate principal amount of $60.0 million which was drawn upon in two tranches: (i) $25.0 million (the “Initial DIP Loan”) upon entry of the interim order of the Bankruptcy Court (the “Interim Order”) and (ii) $35.0 million upon entry of an order by the Bankruptcy Court approving the loans on a final basis (the “Final Order”).

On March 28, 2014, the Bankruptcy Court entered the Interim Order approving the Initial DIP Loan over the objection of the Debtors’ prepetition secured lenders, and the Initial DIP Loan was funded.

Acceleration of Indebtedness under September 2013 Financing Agreement

By letter dated March 24, 2014, the Company’s prepetition senior secured lenders accelerated the payment of the Company’s obligations under the Company’s senior secured term loan facility dated as of September 30, 2013 (the “September 2013 Financing Agreement”), which is described in more detail below. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million. Under the indentures governing the Company’s Senior Notes and some of the Company’s other debt obligations, the acceleration of the Company’s obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate their respective obligations. The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013.

September 2013 Financing Agreement

On September 30, 2013, the Company entered into the September 2013 Financing Agreement with TPG Specialty Lending, Inc. (“TPG”), as administrative agent and collateral agent, co-lead arranger and a lender, Tennenbaum Capital Partners, LLC (“TCP”), as co-lead arranger and a lender, and certain affiliates of TPG and TCP, as lenders. The terms of the September 2013 Financing Agreement, as they existed without regard to the filing of the Bankruptcy Case, are summarized below.

The September 2013 Financing Agreement provided for (i) a senior secured first lien term loan A in the amount of $82.8 million and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million (together with term loan A, the “Facility”). The term loan A was funded at closing, and the proceeds of the term loan A were used to pay in full indebtedness outstanding under the Company’s then existing revolving credit facility and to pay related fees and expenses. Subject to certain terms and conditions, the term loan B was available to be drawn after the closing date for potential future strategic acquisitions. The Facility would have matured on September 30, 2016, was guaranteed by all of the Company’s domestic subsidiaries and was secured by substantially all of the Company’s assets and those of the guarantors.

Under the September 2013 Financing Agreement, the loans bore interest, at the Company’s option, at either LIBOR plus 9.75% (subject to a LIBOR floor of 1%) or the alternate base rate (the highest of the federal funds effective rate plus ½ of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 4%) plus 8.75%. The loans under the September 2013 Financing Agreement were subject to mandatory prepayments in certain instances including, without limitation, (i) with net proceeds of certain asset dispositions, casualty or condemnation events, equity and debt issuances and extraordinary receipts and (ii) in an amount equal to 75% of Consolidated Excess Cash Flow (as defined in the September 2013 Financing Agreement). The Company was subject to certain financial covenants under the September 2013 Financing Agreement that included the maintenance of the following financial covenants (in each case tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter and commencing as of the last day of the fiscal quarter ending December 31, 2013): (1) a Consolidated EBITDA (as defined in the September 2013 Financing Agreement) to Consolidated Fixed Charges (as defined in the September 2013 Financing Agreement) ratio of at least 1.00:1.00 initially and increasing to 1.25:1.00 over time, (2) a Consolidated Secured Leverage Ratio (as defined in the September 2013 Financing Agreement) of not more than 1.75:1.00 initially and decreasing to 1.00:1.00 over time, and (3) for any fiscal quarter in which Consolidated EBITDA for the period of four fiscal quarters then ended does not exceed the aggregate principal amount of loans outstanding under the Facility at such time, a net book value of Multi-client data greater than the aggregate principal amount of loans outstanding under the Facility. In addition, the Company was required to maintain at all times Consolidated Liquidity (as defined in the September 2013 Financing Agreement) of at least $10.0 million. In addition, the September 2013 Financing Agreement contained various covenants that, among other restrictions, limited the Company’s ability to:

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

The September 2013 Financing Agreement contained customary events of default. If an event of default occurred and was continuing, the Required Lenders (as defined in the September 2013 Financing Agreement) could have accelerated the amounts due under the September 2013 Financing Agreement (except with respect to a bankruptcy event of default, in which case such amounts would have automatically become due and payable) and exercise other rights and remedies. In addition, if any event of default existed under the September 2013 Financing Agreement, the lenders could have commenced foreclosure or other actions against the collateral.

On January 31, 2014, the Company terminated the commitments in respect of the term loan B under the September 2013 Financing Agreement.

At March 31, 2014 and December 31, 2013, the Company had a balance of $81.8 million of borrowing outstanding in respect to the term loan A under the September 2013 Financing Agreement with a weighted average interest rate of 13.75% and 10.75%, respectively.

Senior Notes

As of March 31, 2014 and December 31, 2013, the Company had outstanding $250.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Senior Notes”). The Senior Notes represent general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries on a senior unsecured basis. The Senior Notes were issued under two indentures with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The following is a brief summary of the material terms and conditions of the Senior Notes’ Indentures as they exist without regard to the Bankruptcy Case.

Interest - The Senior Notes bear interest at a rate of 10.5% per annum and interest is paid semi-annually, in arrears, on May 1 and November 1 of each year.

Principal and Maturity - The Senior Notes were issued with a $250.0 million aggregate principal amount and are scheduled to mature on May 1, 2017.

Optional Redemption by the Company - On or after May 1, 2014, the Company may redeem the Senior Notes at the following percentages of the original principal amount: (i) 105.250% from May 1, 2014 to April 30, 2015; (ii) 102.625% from May 1, 2015 to April 30, 2016; and (iii) 100% from May 1, 2016 and thereafter.

Repurchase Obligations by the Company - Upon a change of control of the Company (as defined in the Indentures), each holder of the Senior Notes may require the Company to purchase their Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Events of Default - The Indentures relating to the Senior Notes contain restrictive covenants that limit, among other things, certain restricted payments in respect of the Company’s equity interests and any subordinated debt, dividend restrictions affecting subsidiaries, incurrence of additional indebtedness and issuances of disqualified stock, certain asset sales and mergers with other entities, and certain liens (other than permitted liens).

As a result of filing the Bankruptcy Case, we are in default of the covenants governing the Senior Notes, which are subject to the provisions of the Bankruptcy Code, including a default in the payment of $13.1 million in accrued interest that was due on May 31, 2014. Since March 24, 2014, the Company has not recorded interest expense on the Senior Notes. The amount of interest that would have accrued on the Senior Notes from March 24, 2014 through March 31, 2014, but for the filing of the Bankruptcy Case, was $0.4 million. In addition, under the indentures governing the Senior Notes and some of the Company’s other debt obligations, the acceleration of the Company’s obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the Company’s obligations. See Note 1-Basis of Presentation.

Promissory Notes

From time to time, the Company issues short-term promissory notes to various foreign financial institutions to finance equipment purchases and fund working capital needs of its foreign operations. The balance outstanding under these promissory notes at March 31, 2014 and December 31, 2013 was $7.8 million and $9.8 million, respectively, at weighted average interest rates of 7.2% and 7.6%, respectively. As a result of filing the Bankruptcy Case, the Company was in default with respect to $6.9 million of these promissory notes as of March 31, 2014.

Notes payable - insurance and maintenance

In exchange for insurance and maintenance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes at March 31, 2014 and December 31, 2013 was $0.1 million and $0.5 million, respectively, at weighted average interest rates of 11.4% and 6.1%, respectively. As a result of filing the Bankruptcy Case, the Company was in default with respect to these promissory notes as of March 31, 2014.

Letter of Credit Facility

In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash. After the filing of the Bankruptcy Case, the letter of credit facility was retracted. At March 31, 2014 and December 31, 2013, the balance owed on the letter of credit was approximately $1.0 million.

Debt Subject to Compromise

The ability of certain creditors to seek remedies to enforce their rights under these pre-petition debt agreements was automatically stayed as a result of the filing of the Bankruptcy Case, and the creditors’ rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Bankruptcy Case, the Company’s pre-petition unsecured long-term debt, net of unamortized original issuance discount of $252.1 million is included in Liabilities subject to compromise in the Condensed Consolidated Balance Sheet at March 31, 2014. Since March 24, 2014, the Company has not recorded interest expense on unsecured debt that is subject to compromise.

At March 31, 2014 and December 31, 2013, our total indebtedness consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Secured Debt
Senior Secured Term Loan Facility	$81,765	$81,765
Debtor-In-Possession financing	25,000	-
Promissory notes	592	780
Note payable - maintenance	119	167
Total secured debt, not subject to compromise	107,476	82,712
Unsecured Debt
Senior notes	250,000	250,000
Promissory notes	7,253	9,017
Notes payable- insurance	-	346
Unsecured debt, subject to compromise	257,253	259,363
Unamortized discount	(5,182)	(5,533)
Total unsecured debt, subject to compromise (1)	252,071	253,830
Total debt–current (1)	$359,547	$336,542

(1) For 2014, total unsecured debt subject to compromise of $252,071 is within the Liabilities Subject To Compromise in the Condensed Consolidated Balance Sheet. See Note 2- Liabilities Subject to Compromise..

NOTE 10 - COMMITMENTS AND CONTINGENCIES

General

We are subject to lawsuits, investigations, and claims arising in the ordinary course of business. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that an adverse decision in any currently pending legal proceedings to which we are a party other than the Bankruptcy Case will have a material adverse effect on our financial condition. For a brief description of the Bankruptcy Case, see Note 1-Basis of Presentation under the caption -Voluntary Reorganization under Chapter 11, and Note 19-Subsequent Events.

Securities Litigation

On March 20, 2014, a lawsuit styled Britt Miller, et al. v. Global Geophysical Services, Inc., et al., Civil Action No. 4:14-CV-00708, was filed in the United States District Court for the Southern District of Texas, Houston Division. On March 21, 2014, a lawsuit styled Janice S. Gibson v. Global Geophysical Services, Inc., et al., No. 4:14-CV-0735, was filed in the United States District Court for the Southern District of Texas, Houston Division. On April 3, 2014, a lawsuit styled Leslie Trinin v. P. Matthew Verghese, et al., No. 4:14-CV-00873, was filed in the United States District Court for the Southern District of Texas, Houston Division. The cases were filed as putative class actions. The Miller Complaint is filed on behalf of a putative class of all purchasers of the Company’s common stock from April 21, 2010 to March 18, 2014, and purchasers of the Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2013. The Gibson Complaint is filed on behalf of a putative class of purchasers of the Company’s common stock from February 7, 2011 to March 17, 2014. The Trinin Complaint is filed on behalf of a putative class of all purchasers of Depositary Shares purchased in, or traceable to, the Company’s registration statement of December 3, 2013. The named defendants in the Trinin case are certain officers and directors of the Company, and MLV Co. and National Securities Corporation, the alleged underwriters of the Company’s December 3, 2013 offering of Depositary Shares. The Company is not a party to the Trinin case. The Miller, Gibson and Trinin cases were consolidated by order dated May 15, 2014.

Plaintiffs in these cases collectively allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, resulting in damages to members of the putative classes. Based on the automatic stay in the Bankruptcy Case, these securities cases have been administratively closed as to the Company. The remaining defendants include certain of our officers and directors, some of whom have asserted indemnification claims against the Company. The Company believes that the remaining defendants intend to vigorously defend the claims in these securities cases.

SEC Investigation

On March 21, 2014, we received a letter from the staff of the SEC notifying us that the SEC is conducting an inquiry relating to the Company and requesting, among other things, that we voluntarily preserve and retain certain documents and information relating to our March 17, 2014 public announcement of a “Restatement of Certain Financial Results and Delay in Filing of Form 10-K.” On March 28, 2014, we received a letter from the SEC notifying us that the SEC was conducting an investigation in connection with possible violations of the federal securities laws, and on the same date the SEC issued a subpoena seeking the testimony of one of our senior executives. We have also received a subpoena requesting production of documents. We have retained counsel and are cooperating with the SEC’s investigation.

Colombian Enforcement Actions and Certain Colombian Tax Matters

As of the commencement of the Bankruptcy Case, the Company was indebted to Bancolombia S.A. pursuant to the terms of certain promissory notes in the aggregate amount of approximately $2.3 million. Notwithstanding the commencement of the Bankruptcy Case and the automatic stay provided by 11 U.S.C. § 362(a), on or around April 22, 2014, Bancolombia initiated an ex parte collection action in the 39th Civil Circuit Court of Bogota (the “Enforcement Action”), and thereafter the 39th Civil Court entered an order allowing for the embargo and seizure of certain of the Company’s assets.

In response to the Enforcement Action, on May 8, 2014, with the prior authorization of the Bankruptcy Court, the Company sought an order from the Superintendencia de Sociedades de Bogota (a Colombian insolvency court) recognizing the Bankruptcy Case as a foreign main proceeding under Title III of law 1116 of 2006, the Colombian codification of the United Nations Model Law on Cross Border Insolvency.  On May 19, 2014, the Superintendencia de Sociedades granted the Company’s request, entering an order (the “Recognition Order”) that, among other things, recognized the Bankruptcy Case for purposes of Colombian law, ordered the cessation of the Enforcement Action and collection efforts initiated by Bancolombia or any other creditor of the Company in Colombia, and further directed the 39th Civil Court to withdraw and otherwise lift the embargo and seizure it ordered.  The 10th Civil Court subsequently lifted the embargo that was ordered in the Enforcement Action. The Superintendencia did not order the commencement of a separate insolvency case in Colombia for the Company.

On July 22, 2014, the Bankruptcy Court authorized (but did not direct) the Debtors to pay up to $6.0 million plus interest and penalties to the Dirección de Impuestos y Aduanas Nacionales (the “DIAN”), the national taxing authority of Colombia, and certain other local governments and municipalities in Colombia (collectively with DIAN, the “Colombian Taxing Authorities”).  Notwithstanding the Recognition Order, the Colombian Taxing Authorities are not subject to an automatic stay, and DIAN threatened to commence enforcement actions on account of tax liabilities that result primarily from the Company’s operations in Colombia during the first quarter of 2014. The Colombian taxes at issue relate to payments made to employees and other third parties, value-added taxes relating to services rendered and received, taxes on income, profits, and assets, and taxes pertaining to the funding of social programs for Colombian citizens. Any payments made to the Colombian Taxing Authorities pursuant to the Bankruptcy Court’s order are also subject to the Bankruptcy Court’s final order approving the Final DIP Loan.

Capital Leases

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of March 31, 2014 and December 31, 2013 was $4.7 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

Success Fees

For a description of success fees contingencies, see Note 19 - Subsequent Events under “Success Fees”.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASU 2011-04 “Fair Value Measurement” as it relates to the valuation of financial assets and liabilities, which defines fair value for this class of assets and liabilities and, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1-Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2-Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3-Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2014 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the ordinary course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their fair value due to the short maturity of those instruments or variable rates. As a result of filing the Bankruptcy Case, all debt has been reclassified to current. The fair value of the Senior Notes is determined by multiplying the principal amount by their market price. Due to the timing of funding of the Debtors’ initial debtor-in-possession financing on March 28, 2014, the carrying amount of such financing approximates its fair value. The following table sets forth, for accounting purposes and without giving effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19 - Subsequent Events), the Level 1 fair value of the Company’s financial assets and liabilities as of March 31, 2014 and December 31, 2013 (in thousands) are based on quoted prices for the Senior Notes as of such dates:

	March 31, 2014		December 31, 2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$196,824	$123,000	$196,608	$152,000
$50.0 million senior notes	$47,995	$28,000	$47,859	$38,000

The Company is not a party to any hedging arrangements, commodity swap agreements or other derivative financial instruments.

The Company generally utilizes foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign currency exchange rates.

NOTE 12 - LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)

Net loss attributable to common stockholders	$(30,177)	$(11,086)
Weighted average shares outstanding:
Basic	39,394	37,756
Diluted	-	-
Total	39,394	37,756
Basic loss per share	$(0.77)	$(0.29)
Diluted loss per share	$(0.77)	$(0.29)

For the three months ended March 31, 2014 and 2013, 2,221,300 and 1,633,000, respectively, out-of-the-money stock options have been excluded from diluted earnings per share as they are considered anti-dilutive.

NOTE 13 - STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation - Stock Compensation” for share-based payments, which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values. The information and amounts of costs and expenses for the Company’s stock-based compensation for the three months ended March 31, 2014 set forth below do not give effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19 – Subsequent Events). Under the Joint Plan of Reorganization, all existing equity interests in the Company, both common and preferred, will be cancelled and extinguished on the effective date of such Plan, and the holders thereof will receive no distribution under the Plan.

In July 2006, the Company’s board of directors and stockholders adopted the Global Geophysical Services, Inc. 2006 Incentive Compensation Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for a variety of incentive awards, including non-statutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other stock-based awards. A total of 9,203,058 shares of common stock are reserved for issuance under the 2006 Incentive Plan.

Stock Options

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of 84 months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There can be no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model. There were no options granted during the three months ended March 31, 2014.

A summary of the activity of the Company’s stock option plan for the three months ended March 31, 2014 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance at December 31, 2013	2,426,000	$14.62	4.62	$4.52
Expired	-	-
Granted	-	-
Exercised	-	-
Forfeited	(204,700)	14.39		4.45
Balance at March 31, 2014	2,221,300	$14.64	4.37	$4.53
Exercisable at March 31, 2014	1,238,100	$22.59	4.31	$5.59

Outstanding options at March 31, 2014 expire during the period from April 2017 to November 2023 and have exercise prices ranging from $2.01 to $30.00 per share.

Compensation expense associated with stock options of $0.3 million for the three months ended March 31, 2014 and 2013, respectively, was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 31, 2014 and 2013, the Company had 983,200 shares and 175,425 shares, respectively, of non-vested stock option awards. The total cost of non-vested stock option awards that the Company had not yet recognized at March 31, 2014 and 2013 was approximately $2.0 million and $1.1 million, respectively. Such amount at March 31, 2014 is expected to be recognized over a period of 3.75 years.

Restricted Stock

To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Generally, the stock vests over a three year period. A summary of the Company’s restricted stock awards for the three months ended March 31, 2014 is presented below:

	Number of Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	992,605	$2.87
Granted	1,500,044	1.52
Vested	(70,028)	6.70
Forfeited	(50,626)	5.75
Non-vested Restricted Stock Outstanding at March 31, 2014	2,371,995	$1.84

Compensation expense associated with restricted stock grants for the three months ended March 31, 2014 and 2013 was $0.8 million and $1.7 million, respectively, and was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The total cost of non-vested restricted stock awards which the Company had not yet recognized at March 31, 2014 and 2013 was approximately $3.5 million and $7.3 million, respectively. This amount at March 31, 2014 is expected to be recognized over the next three years.

Performance Unit Awards

During the three months ended March 31, 2014, the Company granted 1.5 million performance unit awards, each of which contains a market condition, to executives and other key employees of the Company. The performance units granted may settle between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance unit awards will be determined based on a number of factors, including total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period. Expense associated with the performance unit awards for the three months ended March 31, 2014 was $0.9 million.

The fair value as of the grant date of each performance unit is determined based on a fair value from a Monte Carlo Simulation model to simulate the Company’s stock prices in order to measure the Total Shareholder Return (“TSR”) relative to other companies in the TSR peer group. The model also includes other company-specific metrics that are factored into the fair value of the performance units. The fair value of each performance unit is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At March 31, 2014, there were 2.5 million performance units outstanding.

A summary of the activity of the Company’s performance units’ awards for the three months ended March 31, 2014 is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2013	1,181,350	$7.70
Granted	1,443,668	2.09
Vested	-	-
Forfeited	(135,250)	6.90
Balance as of March 31, 2014	2,489,768	$4.55

As of March 31, 2014, there was $8.4 million of unrecognized compensation expense related to the unvested performance units, which is expected to be recognized over two years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. In March 2014, the board of directors approved the suspension of the ESPP due to the filing of the Bankruptcy Case. The ESPP remains suspended. The expense related to the ESPP for the three months ended March 31, 2014 and 2013 was immaterial to the Condensed Consolidated Financial Statements.

NOTE 14 - SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three months ended March 31, 2014 and 2013 (in thousands). Proprietary Services accounted for 63% and 33% of total revenues for the three months ended March 31, 2014 and 2013, respectively, and Multi-client Services accounted for 37% and 67% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes operating income by segment (in thousands):

	Proprietary Services	Multi-client Services	Corporate	Total
Three Month Period Ended March 31, 2014 (unaudited):
Revenues	$40,561	$23,722	$-	$64,283
Operating expenses(1)(2)	45,677	13,886	3,710	63,273
Multi-client library commissions	-	4,176	-	4,176
Selling, general and administrative expenses	-	-	13,990	13,990
Gain on disposal of property and equipment, net	-	-	(2,232)	(2,232)
Operating (loss) income	$(5,116)	$5,660	$(15,468)	$(14,924)

Segment Assets	$57,165	$197,825	$139,373	$394,363

Three Month Period Ended March 31, 2013: (unaudited)
Revenues	$27,537	$56,257	$-	$83,794
Operating expenses(1)(2)	24,049	34,813	4,768	63,630
Multi-client library impairment	-	12,992	-	12,992
Selling, general and administrative expenses	-	-	14,418	14,418
Gain on disposal of property and equipment, net	-	-	(2,636)	(2,636)
Operating income (loss)	$3,488	$8,452	$(16,550)	$(4,610)

Segment Assets	$52,792	$321,505	$154,448	$528,745

(1) Corporate operating expenses represent depreciation, net associated with the assets not utilized in operations during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During the quarter ended March 31, 2014 the Company made matching contributions equal to 100% of the first 3% and 50% of the next 4% of eligible compensation contributed by participating personnel. During the quarter ended March 31, 2013, the Company made matching contributions equal to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by participating personnel. The Company’s matching contributions for the quarters ended March 31, 2014 and 2013 were approximately $0.5 million and $0.3 million, respectively. The total amount of the expected employer contribution for the year 2014 is expected to be $1.4 million.

NOTE 16 - PREFERRED STOCK

In December 2013, the Company issued 347,827 Depositary Shares each representing a 1/1000th ownership interest in a share of the Company’s 11.5% Series A Cumulative Preferred Stock, with a liquidation preference of $25,000 per preferred share ($25.00 per Depositary Share). Holders of the Series A Preferred Stock are entitled to cumulative dividends (whether or not declared) at the rate of 11.5% per year of the liquidation preference per share of the Preferred Stock (equivalent to an annual rate of $2,875 per preferred share or an annual rate of $2.875 per Depositary Share). The balance issued and outstanding at March 31, 2014 and December 31, 2013, was $0.3 million. For the three months ended March, 31 2014, the Company paid $0.2 million in dividends payable for January and February 2014. In connection with the Bankruptcy Case, the Company suspended the dividend payment scheduled for March 31, 2014 and all future dividend payments.

NOTE 17 - GUARANTEES OF REGISTERED SECURITIES

On August 3, 2010, the Company filed a registration statement on Form S-4 with the SEC. Under this registration statement, the Company exchanged $200.0 million of its publicly registered 10.5% senior notes due 2017 for a like amount of its privately placed 10.5% senior notes due 2017. The senior notes are fully and unconditionally guaranteed, on a joint and several basis, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States.

On July 26, 2012, the Company filed a registration statement on Form S-4 with the SEC. Under this registration statement, the Company exchanged $50.0 million in aggregate principal amount of its 10.5% Senior Notes due 2017 that have been registered under the Securities Act of 1933, as amended, for an identical principal amount of existing 10.5% Senior Notes due 2017 that were sold in a private offering completed on March 28, 2012. The debt securities sold are fully and unconditionally guaranteed, on a joint and several basis, by the guarantor subsidiaries which will correspond to all subsidiaries located in the United States.

Separate condensed consolidating financial information for the Company and the guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are presented in the tables below (in thousands). The Company and the Guarantors are all Debtors in the Bankruptcy Case, other than Global Eurasia, LLC. None of the non-Guarantors are Debtors in the Bankruptcy Case.

NOTE 17 - Continued

	As of March 31, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$142,346	$17,177	$(59,655)	$99,868

MULTI-CLIENT LIBRARY, net	185,633	2,183	-	187,816

PROPERTY AND EQUIPMENT, net	75,445	948	-	76,393

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	29,298	(29,293)	(5)	-

OTHER ASSETS	27,312	2,974	-	30,286

TOTAL ASSETS	$460,035	$(6,011)	$(59,661)	$394,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES - CURRENT	$194,208	$54,550	$(59,660)	$189,098

LIABILITIES SUBJECT TO COMPROMISE	266,958	-	-	266,958

TOTAL LIABILITIES	461,166	54,550	(59,660)	456,056

TOTAL STOCKHOLDERS’ DEFICIT	(1,131)	(60,561)	(1)	(61,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$460,035	$(6,011)	$(59,661)	$394,363

NOTE 17 - Continued

	As of December 31, 2013
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$137,507	$9,936	$(56,918)	$90,525

MULTI-CLIENT LIBRARY, net	191,080	1,350	-	192,430

PROPERTY AND EQUIPMENT, net	78,403	1,290	-	79,693

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	27,602	(27,597)	(5)	-

OTHER ASSETS	27,109	3150	-	30,259

TOTAL ASSETS	$461,702	$(11,871)	$(56,924)	$392,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES	$430,823	$52,082	$(56,923)	$425,982
LONG-TERM LIABILITIES	-	254	-	254
TOTAL LIABILITIES	430,823	52,336	(56,923)	426,236
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	30,879	(64,207)	(1)	(33,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT)	$461,702	$(11,871)	$(56,924)	$392,907

NOTE 17 - Continued

	Three Month Period Ended March 31, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$50,504	$16,197	$(2,418)	$64,283

OPERATING EXPENSES	56,235	9,204	(2,166)	63,273

MULTI-CLIENT LIBRARY COMMISSIONS	4,176	-	-	4,176

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	11,315	2,927	(252)	13,990

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,232)	-	-	(2,232)
		-	-
(LOSS) INCOME FROM OPERATIONS	(18,990)	4,066	-	(14,924)

OTHER EXPENSE
Interest expense, net (contractual interest $0.4 million See Note 9 - Debt)	9,538	93	-	9,631
Prepetition professional fees	2,271	-	-	2,271
Reorganization items, net	1,120	-	-	1,120
Other income, net	319	18	-	337
TOTAL OTHER EXPENSE	13,248	111	-	13,359

(LOSS) INCOME BEFORE INCOME TAXES	(32,238)	3,955	-	(28,283)

INCOME TAX EXPENSE	1,589	305	-	1,894

(LOSS) INCOME AFTER INCOME TAXES	(33,827)	3,650	-	(30,177)

NET (LOSS) INCOME, attributable to common stockholders	$(33,827)	$3,650	$-	$(30,177)

NOTE 17 - Continued

	Three Month Period Ended March 31, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$75,350	$9,783	$(1,339)	$83,794

OPERATING EXPENSES	54,631	10,142	(1,143)	63,630

MULTI-CLIENT LIBRARY IMPAIRMENT	12,992	-	-	12,992

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,013	2,601	(196)	14,418

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,636)	-	-	(2,636)

LOSS FROM OPERATIONS	(1,650)	(2,960)	-	(4,610)

OTHER EXPENSE
Interest expense, net	8,255	134	-	8,389
Other (income) expense, net	(56)	(77)	-	(133)
TOTAL OTHER EXPENSE	8,199	57	-	8,256

LOSS BEFORE INCOME TAXES	(9,849)	(3,017)	-	(12,866)

INCOME TAX (BENEFIT) EXPENSE	(2,147)	662	-	(1,485)

LOSS AFTER INCOME TAXES	(7,702)	(3,679)	-	(11,381)

NET LOSS, attributable to non-controlling interests	(295)	-	-	(295)

NET LOSS, attributable to common stockholders	$(7,407)	$(3,679)	$-	$(11,086)

NOTE 17 - Continued

	Three Month Period Ended March 31, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3,384)	$5,234	$-	$1,850

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,051)	(3,147)	-	(10,198)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,111	(225)	-	20,886

NET INCREASE IN CASH AND CASH EQUIVALENTS	$10,676	$1,862	$-	$12,538

	Three Month Period Ended March 31, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$45,150	$(1,630)	$-	$43,520

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(25,587)	(1,442)	-	(27,029)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,518)	-	-	(7,518)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$12,045	$(3,072)	$-	$8,973

NOTE 18 - RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards Adopted

In March 2014, FASB, issued ASU, No. 2014-06, “Technical Corrections and Improvements Related to Glossary Terms,” which amends ASC Reorganization (Topic 852). This ASU requires disclosures on the balance sheet of an entity in Chapter 11 to distinguish between prepetition liabilities subject to compromise from those that are not and post-petition liabilities. In accordance with this ASU No. 2014-06, the Company has adopted and implemented the guidance which has an impact on our Condensed Consolidated Financial Statements.

New Accounting Standards to be Adopted

In April 2014, the FASB, issued ASU, No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which requires only disposals representing a strategic shift in operations that have a major effect on our operations and financial results to be presented as discontinued operations. The guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations. The effective date will be the first quarter of 2015. The Company is still evaluating its impact on its Condensed Consolidated Financial Statements.

In May 2014, the FASB, issued ASU, No. 2014-09, “Revenue From Contracts With Customers, (Topic 606)” which provides guidance on when an entity should recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date will be for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating its impact on its Condensed Consolidated Financial Statements.

In August 2014, the FASB, issued ASU, No. 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance to an organization’s management for evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The effective date will be for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating its impact on its Condensed Consolidated Financial Statements.

NOTE 19 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the Condensed Consolidated Financial Statements are issued. The Company evaluated such events and transactions through the date the Condensed Consolidated Financial Statements were filed electronically with the SEC. For information relating to certain developments after March 31, 2014 relating to the Joint Plan of Reorganization and Backstop Agreement, see Note 10 - Commitments and Contingencies.

Debtor-In-Possession Financing

For a brief description of the Debtors’ Initial DIP Loan from the Backstop Parties, which was approved on an interim basis by the Bankruptcy Court and funded on March 28, 2014, see Note 9 - Debt under the caption “Interim Debtor-In-Possession Financing”.

On April 14, 2014, the Debtors filed a supplemental motion for entry of a final order authorizing the Debtors to obtain post-petition financing, refinance the prepetition secured indebtedness and approve a related settlement with the prepetition secured lenders, including authorizing the Debtors to enter into a senior secured post petition financing agreement in an aggregate principal amount of up to $151.9 million, pursuant to the terms of a Financing Agreement dated as of April 14, 2014 (the “Replacement DIP Credit Facility”), among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative and collateral agent for the lenders. The Replacement DIP Credit Facility provides for a super-priority senior secured term loan facility in an aggregate principal amount of $151.9 million to be drawn upon in two or more tranches: (i) the Initial DIP Loan of $25.0 million, which was drawn on March 28, 2014 following entry of the Interim Order by the Bankruptcy Court; and (ii) an additional $126.9 million (the “Final DIP Loan”) that would be available upon entry of the Final Order. The motion for approval of the Replacement DIP Credit Facility was filed on a consensual basis reflecting a settlement agreement, subject to Bankruptcy Court approval, among the Debtors, the Backstop Parties and the Debtors’ prepetition secured lenders that would resolve certain disputes among the parties, thereby avoiding the significant cost, delays and uncertainty of litigation, and provide consensual Debtor-In-Possession financing for the Debtors.

On April 25, 2014, the Bankruptcy Court entered the Final Order approving the Replacement DIP Credit Facility and related settlement agreement and the Final DIP Loan was funded.

The proceeds of the Initial DIP Loan are available for general corporate purposes of the Debtors during the Bankruptcy Case (including payment of certain fees and expenses), working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Final DIP Loan was used, in part, to repay, in full, the indebtedness under the September 2013 Financing Agreement (including payment of certain fees and expenses) and for general corporate purposes of the Debtors during the Bankruptcy Case, working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Initial DIP Loan bears interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%. The Final DIP Loan is split into two tranches consisting of $35.0 million of Term A Loans (the “Term A Loans”) and $91.9 million of Term B Loans (the “Term B Loans” and, together with the Initial DIP Loan and the Term A Loans, the “DIP Loans”). The Term A Loans bear interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%. The Term B Loans bear interest, at the Company’s option, at either LIBOR plus 10.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 9.50%. During the continuance of an event of default under the Replacement DIP Credit Facility, additional default interest rate equal to 2% per annum applies. The Replacement DIP Credit Facility also provides for certain additional fees payable to the agent and lenders.

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

The obligations of the Debtors under the Replacement DIP Credit Facility are secured by a first priority perfected security interest in substantially all the assets owned by the Debtors, including 65% of the Debtors’ equity interests in their foreign subsidiaries.

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

The Company was in compliance with all covenants under the DIP agreement as of March 31, 2014.

On July 29, 2014, the Company reported to the lenders under the Replacement DIP Credit Facility potential breaches of certain obligations under such facility relating to cash or cash equivalents maintained outside the United States having potentially exceeded the amounts permitted under the facility, but no default or event of default existed with respect to such matters as of such date. On August 15, 2014, the Company and the other loan parties to the Replacement DIP Credit Facility entered into Amendment No. 1 and Waiver to Financing Agreement (the “DIP Credit Facility Amendment”). Among other things, the DIP Credit Facility Amendment amends provisions in the Replacement DIP Credit Facility relating to limitations on foreign cash balances.

Key Employee Retention Plan

On June 5, 2014, the Bankruptcy Court approved a Key Employee Retention Program (the “KERP”) that is intended to assist in the retention of key, non-insider employees during the Bankruptcy Case. Under the KERP, eligible participants are eligible to earn a retention payment equal to a fixed percentage of their base salary (either 10%, 25% or 40%) at the end of each quarter, so long as they have not voluntarily resigned or been terminated with cause prior to the applicable payment date. One half of each quarterly payment will be paid at the end of each quarter, with the remaining one half of each quarterly payment payable on emergence from the Bankruptcy Case. The KERP will continue for each successive quarter on the same terms and conditions unless either of two specified creditor groups or the United States Trustee has objected to such continuation. In addition, we may make retention payments to employees who are not initial KERP participants up to an aggregate amount of $250,000, subject to certain conditions.

Key Employee Incentive Plan

In connection with the Joint Plan of Reorganization (as defined below), on September 23, 2014, the Company adopted a Key Employee Incentive Plan (the “KEIP”), subject to (and which became effective upon) approval by the Bankruptcy Court on October 15, 2014. Under the terms of the KEIP, member of the Debtors’ senior management (including the Company’s chief executive officer, chief financial officer and other named executive officers) will be eligible to receive certain incentive bonus payments based upon their performance in connection with the bankruptcy process. The aggregate amount of bonus payments available under the KEIP (the “bonus pool”) will range from $750,000 to $2 million, determined based upon the enterprise value of the Debtors achieved in connection with the transactions contemplated by the Backstop Agreement (as defined below) and the Joint Plan of Reorganization and the achievement of the performance conditions described below. Participants in the KEIP will receive awards to participate in specified percentages of the bonus pool, which percentages allocated to such participant may vary for the portion of the bonus pool exceeding $750,000. Awards under the KEIP will be granted pursuant to individual Award Agreements.

Bonus payments will be based on weighted performance criteria, as follows: (i) 25% payable if the effective date of the Joint Plan of Reorganization occurs on or before December 31, 2014 (or February 27, 2015 if an Alternate Proposal (as defined in the Backstop Agreement) is selected), (ii) 25% payable if the Company’s Closing Cash Balance (as defined in the Backstop Agreement) as of the effective date of the Joint Plan of Reorganization is at least $20 million and (iii) 50% payable if the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) determines that certain specified actions have been satisfactorily achieved as of the effective date of the Joint Plan of Reorganization. The Compensation Committee may determine that items (ii) and (iii) above have been partially achieved and may adjust the aggregate amount of the bonus payments accordingly.

Legal Proceedings

For a description of certain developments subsequent to March 31, 2014 in legal proceedings affecting the Company, see Note 1 - Basis of Presentation and Note 10 - Commitments and Contingencies.

Success Fees

On April 25, 2014, the Bankruptcy Court authorized the Company, pursuant to sections 327 and 328(a) of the Bankruptcy Code, Bankruptcy Rule 2014, and Local Bankruptcy Rule 2014-01, to employ and retain Rothschild, Inc. (“Rothschild”) as financial advisor and investment banker in accordance with the terms set forth in their engagement letter dated effective as of April 1, 2014. Under the engagement letter, the Company is obligated (a) to pay Rothschild a completion fee of $3.0 million upon the earlier of (1) the confirmation and effectiveness of a plan of reorganization and (2) the closing of certain transactions, (b) to pay a monthly fee of $250,000 per month for the first three months of the engagement and $150,000 per month thereafter and reimburse expenses of Rothschild, and (c) to pay a new capital fee equal to 1.0% of the face amount of any senior secured debt raised (excluding debtor-in-possession financing), 2.0% of the face amount of any junior secured debt, 4.0% of the face amount of any unsecured debt raised, and 6.0% of any equity capital, capital convertible into equity or hybrid capital raised. To the extent that new capital is raised from existing creditors or equity holders of the Company, the new capital fee with respect to that capital is limited to $500,000.  Certain credits apply with respect to a portion of the monthly fees and new capital fees paid.

On June 5, 2014, the U.S. Bankruptcy Court authorized the employment of Lazard Freres & Co. LLC (“LFC”) and Lazard Middle Market LLC (“LMM”, and collectively with LFC, “Lazard”) as financial advisor and investment bankers to the Official Committee of Unsecured Creditors appointed in the Bankruptcy Case. In accordance with the terms set forth in an engagement letter effective April 22, 2014, the Company is obligated (a) to pay Lazard a restructuring fee of $0.9 million upon the earlier of (1) the confirmation and effectiveness of a plan of reorganization and (2) the consummation of a restructuring, and (b) to reimburse fees of Lazard of approximately $0.1 million per month during the engagement.

Joint Plan of Reorganization

On September 23, 2014, the Company, on behalf of itself and the other Debtors, filed a Joint Plan of Reorganization (as amended on October 9, 2014 and on October 28, 2014, and as reformed on October 31, 2014, and as may be further amended, supplemented or reformed, the “Joint Plan of Reorganization”) and accompanying Disclosure Statement (as amended on October 9, 2014 and on October 28, 2014, and as reformed on October 31, 2014, and as may be further amended, supplemented or reformed as amended, supplemented or reformed, the “Disclosure Statement”) with the Bankruptcy Court. On October 30, 2014, the Bankruptcy Court entered an Order (the “Disclosure Statement Order,” a copy of which can be found at www.primeclerk/com/ggs at Dkt No. 732) (a) approving the Disclosure Statement, (b) fixing the record date for voting purposes, (c) approving the forms of ballots and related voting procedures, (d) authorizing the Company to begin solicitation of votes to accept or reject the Joint Plan of Reorganization, (e) setting the voting deadline and the deadline to file and serve written objections to confirmation of the Joint Plan of Reorganization and (f) setting a hearing to consider confirmation of the Joint Plan of Reorganization.

The Joint Plan of Reorganization is subject to confirmation by the Bankruptcy Court. The Joint Plan of Reorganization provides for certain treatment for all claims against, and interests in, the Debtors. Creditors holding pre-petition secured claims against the Debtors will be either (i) unimpaired or (ii) paid in full in cash within twelve months of the Effective Date. Holders of Financial Claims (as defined in the Plan) will receive (i) their pro rata share of between 11.95% and 32.71% of the new common units of a holding company limited liability company (“GGS Holdings”) to be formed under the Joint Plan of Reorganization, which holding company will, in turn, as part of an internal reorganization own 100 percent of the new equity interests of the reorganized Company on emergence, and (ii) warrants to purchase their pro rata share of up to 10% of the new common units of GGS Holdings (“New Common Units”), which warrants may be exercised until the fourth anniversary of the Effective Date of the Plan for a per unit exercise price based upon a $235 million total enterprise value of the Debtors. Holders of Financial Claims that are accredited investors (other than the Backstop Parties (as defined below)) will also receive the right to participate in the Rights Offering (as defined below). Holders of general unsecured claims (other than Financial Claims) will receive a pro rata share of (i) $3 million in cash and (ii) the Library Improvements or the SEI Cause of Action Creditor Recovery (as such terms are defined in the Plan). Under the Joint Plan of Reorganization, all existing equity interests in the Company, both common and preferred, will be cancelled and extinguished on the Effective Date, and the holders thereof will receive no distribution under the Plan.

Backstop Conversion Commitment Agreement

The Debtors have entered into a Backstop Conversion Commitment Agreement, dated September 23, 2014 (as amended as of October 16, 2014 and October 31, 2014, and as may be further amended or supplemented, the “Backstop Agreement”), with certain Term B DIP Lenders party thereto (the “Backstop Parties”), which are creditors of the Company, pursuant to which such Backstop Parties will provide a commitment to equitize up to $68.1 million of their Term B Loans under the DIP Credit Facility and effectively backstop a proposed rights offering (the “Rights Offering”) to be conducted in connection with the Backstop Agreement and the Joint Plan of Reorganization.

In accordance with the Joint Plan of Reorganization, the Backstop Agreement and procedures approved by the Bankruptcy Court on October 15, 2014 for the conduct of the Rights Offering (as amended on November 10, 2014 and November 13, 2014 and as may be further amended or supplemented, the “Rights Offering Procedures”), GGS Holdings will offer eligible creditors under the Senior Notes and certain promissory notes that are accredited investors within the meaning of Rule 501(a) under the Securities Act of 1933 (excluding creditors that hold only Senior Notes that the Backstop Parties held on September 23, 2014), up to 3,740,544 New Common Units for the per unit subscription price of $8.0887, or an aggregate purchase price of up to $30.3 million, equivalent to approximately 37.41% of the equity units of GGS Holdings upon emergence from bankruptcy. Pursuant to, and subject to the terms and conditions of, the Backstop Agreement, the Backstop Parties have agreed to convert up to $68.1 million of their Term B Loans under the DIP Credit Facility that are not repaid by (i) term loan exit financing to be obtained by the Debtors in connection with the Joint Plan of Reorganization or (ii) the proceeds of the Rights Offering into New Common Units as if such Backstop Parties had participated in the Rights Offering.

Under the Backstop Agreement, the Company has agreed to pay the Backstop Parties, on the effective date of the Joint Plan of Reorganization, a commitment fee equal to 3.5% of the ultimate backstop commitment of the Backstop Parties under the Backstop Agreement. The commitment fee will be payable in New Common Units and will be calculated as if such fee was used to purchase New Common Units in the Rights Offering.

The Company will also be required to pay a termination payment of $3.75 million in cash upon the occurrence of certain termination events as set forth in the Backstop Agreement. The Backstop Agreement allows the Company to implement a competitive sale or plan-sponsor selection process under procedures that were submitted to the Bankruptcy Court for its consideration. If the sale process results in the submission of multiple alternative proposals that qualify as Superior Transactions (as defined in the Backstop Agreement), an auction will be held to select the winner. The Debtors will amend the Joint Plan of Reorganization to incorporate the terms of the highest and best Superior Transaction, if any. If the sale process does not result in the submission of an alternative proposal that qualifies as a Superior Transaction, the Debtors will seek confirmation of the Joint Plan of Reorganization.  On October 15, 2014, the Bankruptcy Court entered an Order [Dkt. No. 663] approving the Backstop Agreement, bidding procedures in connection with the competitive sale or plan-sponsor process, and related fees and expenses. Also on October 15, 2014, the Bankruptcy Court entered an Order [Dkt. No. 664] approving the Rights Offering Procedures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (Commission file number: 001-34709).

Forward-Looking Statements

We have made in this Quarterly Report on Form 10-Q, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are often accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “continue,” “potential,” “scheduled,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our Bankruptcy Case (as defined below under “Voluntary Reorganization under Chapter 11”), our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

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

•
our ability to obtain approval of the Bankruptcy Court with respect to motions in the Bankruptcy Case prosecuted from time to time, to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Bankruptcy Case and to consummate all of the transactions contemplated by one or more such plans or upon which consummation of such plans may be conditioned, including obtaining any exit financing;

•	the timing of confirmation and consummation of one or more plans of reorganization in accordance with its terms;
•	the anticipated future performance of a reorganized company;
•	general economic conditions;
•	a decline in capital expenditures by oil and gas exploration and production companies;
•	our ability to convert backlog into revenues and realize higher margins and improved cash flows;
•	market developments affecting, and other changes in, the demand for seismic data and related services;
•	the timing and extent of changes in the price of oil and natural gas and expectations about future prices;
•	our future capital requirements and availability of financing on satisfactory terms;
•	availability or increases in the price of seismic equipment;
•	availability of crew personnel and technical personnel;

•	our competition;
•	technological obsolescence of our seismic data acquisition equipment;
•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations, and general economic conditions;
•	the effects of weather or other events that delay our operations;
•	cost and other effects of uncertainties inherent in legal proceedings, settlements, investigations, and claims, including liabilities that may not be covered by indemnity or insurance;
•	governmental regulation;
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business, including civil unrest, wars, regime changes, and strikes;
•	the financial condition of our service providers; and
•	other risks described herein and from time to time in our filings with the SEC.

For additional factors that may affect our business, results of operations and financial condition, see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are available to the public over the internet at the SEC’s website (www.sec.gov) and at our website (www.globalgeophysical.com). Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Voluntary Reorganization under Chapter 11

On the Petition Date, the Debtors filed Voluntary Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court . The Debtors are operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Non-Filing Entities were not included in the Voluntary Petitions or the Bankruptcy Case and are continuing to operate in the ordinary course of business. The accompanying Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form include both the Debtors and the Non-Filing Entities.

For additional information regarding the Bankruptcy Case, assumptions regarding our ability to continue as a going concern and the events leading to the Debtors seeking protection under the Bankruptcy Code, see Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11 to our Condensed Consolidated Financial Statements and - Liquidity and Capital Resources -Liquidity below. For additional information regarding developments in the Bankruptcy Case, including with respect to the Joint Plan of Reorganization and the Backstop Agreement, see Note 19 - Subsequent Events to our Condensed Consolidated Financial Statements. For additional information regarding the Debtors’ Debtor-In-Possession financing, see - Liquidity and Capital Resources-Debtor-In-Possession Financing below.

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

We provide land seismic data acquisition on a worldwide basis, including challenging environments such as marshes, forests, jungles, arctic climates, mountains and deserts. Our seismic solutions are used by many of the world’s largest and most technically advanced oil and gas exploration and production companies, including national oil companies (“NOCs”), major integrated oil companies (“IOCs”), and independent oil and gas companies both large and small. We believe our experience positions us well to serve our customers as they expand their involvement in shale and tight reservoir plays outside the U.S.

As of March 31, 2014, we owned approximately 145,000 recording channels, which are primarily comprised of our AUTOSEIS® HDR systems. Our recording channels and systems are interoperable, which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. We generate revenues from Proprietary Services by conducting geophysical services, primarily seismic data acquisition, for our clients on a contractual basis where our clients generally obtain all rights to the seismic data acquired or other output of our efforts. Proprietary Services also include revenues generated by providing microseismic monitoring, data processing and interpretation services. We generate revenue from Multi-client Services by selling non-exclusive licenses to seismic and other data we own as a part of our Multi-client data library.

During 2013, we began to increase our emphasis on our Proprietary Services segment outside the U.S. This reallocation of business mix is a component of our strategic efforts to generate higher cash margins in the business while reducing the capital allocated to investing in the Multi-client library. As of March 31, 2014, our backlog was approximately, $148.4 million, comprised of $141.6 million from Proprietary Services and $6.8 million from Multi-client Services. As evidence of this shift, our backlog at March 31, 2013 was approximately $180.0 million and was comprised of $136.0 million from Proprietary Services and $44.0 million from Multi-client Services.

Since commercial operations began in May 2005, we have expanded not only our operational capabilities but also our service offerings to include land and transition zone seismic data acquisition, microseismic monitoring, processing interpretation, and Multi-client services.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.    The following table sets forth our consolidated revenues by segment for the periods indicated (in millions):

Revenues by Segment	Three Month Period Ended March 31,
	2014		2013
	(unaudited)
Proprietary Services	$40.6	63%	$27.5	33%
Multi-client Services:
Pre-commitments	11.3		28.6
Late sales	12.4		27.7
Total Multi-client Services	23.7	37%	56.3	67%
Total	$64.3	100%	$83.8	100%

Revenues by Area	Three Month Period Ended March 31,
	2014		2013
	(unaudited)
United States	$31.8	49%	$67.5	81%
International	32.5	51%	16.3	19%
Total	$64.3	100%	$83.8	100%

Revenues. We recorded revenues of $64.3 million for the three months ended March 31, 2014 compared to $83.8 million for the same period of 2013, a decrease of $19.5 million, or 23%. This decrease resulted primarily from late sales revenues of $23.3 million recorded for the three months ended March 31, 2013 related to the SEI/GPI fee. See Note 5 - Multi-client library to our Condensed Consolidated Financial Statements.

We recorded revenues from Proprietary Services of $40.6 million for the three months ended March 31, 2014, compared to $27.5 million for the same period of 2013, an increase of $13.1 million, or 48%. The increase was primarily attributable to a reallocation of business mix to place a greater emphasis on our Proprietary Services segment outside the U.S., including Proprietary Services revenue realized in our Latin America and Europe, Africa, and Middle East regions.

Multi-client Services generated revenues of $23.7 million for the three months ended March 31, 2014 compared to $56.2 million for the same period of 2013, a decrease of $32.5 million, or 58%. Included in Multi-client Services revenue for the three month period ended March 31, 2013 was $23.3 million of late sales revenue associated with the SEI/GPI Agreement. Excluding this one-time late sale included in the 2013 period, Multi-client revenues were down as compared to the same period in 2013 primarily as a result of the change in strategic focus away from Multi-client Services in the 2014 period. This decline resulted from lower pre-commitment revenues of $17.3 million, or 60%, in the 2014 quarter.

Operating expenses. Total operating expenses including depreciation and amortization decreased by $0.3 million, or 0.5%, to $63.3 million for the three months ended March 31, 2014 from $63.6 million for the same period in 2013. Operating costs increased by $21.1 million, or 98% due to higher than expected operating costs for the quarter ended March 31, 2014 in Kenya and Alaska as a result of start-up issues in those areas and less capitalization of Multi-client costs resulting from our shift away from Multi-client to Proprietary Services in the 2014 quarter.

Depreciation and Other Amortization. Depreciation and other amortization of intangible assets decreased by $0.8 million, or 10%, to $7.3 million for the three months ended March 31, 2014 in comparison to $8.1 million the same period in 2013. Gross depreciation expense for the three months ended March 31, 2014 was $7.2 million, of which, $0.4 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $6.8 million. Amortization of intangible assets was $0.5 million.

Gross depreciation expense for the three months ended March 31, 2013 was $9.0 million, of which, $1.7 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.3 million. Amortization of intangible assets was $0.8 million.

Multi-client Library Amortization. Multi-client library amortization decreased by $20.9 million, or 60%, to $13.9 million for the three months ended March 31, 2014 in comparison to $34.8 million the same period in 2013, resulting in a decrease in our average amortization rate to 64% for the period from 85% for the period March 31, 2013. Multi-client library amortization expense decreased as a result of lower overall Multi-client revenues driven by the one-time transaction with SEI/GPI in the first quarter 2013. During the three months ended March 31, 2014, approximately $1.5 million of library amortization expense was attributable to backstop amortization. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

Multi-client Library Impairment. There were no Multi-client data library impairments for the three months ended March 31, 2014 compared to $13.0 million for the same period in 2013.  The impairment for the 2013 period reflected a decrease in the expected cash flow generation potential of certain portions of the library.

Total depreciation and other amortization of intangibles, Multi-client library amortization and impairment decreased by $34.7 million, or 62%, to $21.2 million for the three months ended March 31, 2014 in comparison to $55.9 million the same period in 2013. This decline overall is driven by lower Multi-client library revenues in the 2014 quarter along with higher impairments for the Multi-client library in the 2013 quarter.

The following table summarizes Depreciation and other amortization and Multi-client library and other impairment for the periods indicated (amounts in millions):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Gross depreciation expense	$7.2	$9.0
Capitalized deprecation for Multi-client library	(0.4)	(1.7)
Depreciation, net	6.8	7.3
Multi-client amortization expense:
Multi-client library amortization	12.4	33.5
Backstop amortization	1.5	1.3
	13.9	34.8
Amortization expense of intangible assets	0.5	0.8
Multi-client library and other impairment	-	13.0
Depreciation and other amortization and Multi-client library	$21.2	$55.9

Average Multi-client amortization rate for the period	64%	85%

Multi-client Library Commission. After March 28, 2013, SEI/GPI received, as compensation for marketing the data covered by the SEI/GPI Agreement, a commission on all gross revenues resulting from the sub-licensing of the data subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commissions expense in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, we recorded commission expense of $4.2 million and zero, respectively.  See Note 5 - Multi-Client Library to our Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly by $0.4 million to $14.0 million for the three months ended March 31, 2014, from $14.4 million for the same period in 2013 resulting primarily from the Company’s previously reported efforts to reduce non-core activities over the balance of 2013.

Interest Expense, Net. Interest expense, net, increased by $1.2 million, or 14%, to $9.6 million for the three months ended March 31, 2014, compared to $8.4 million for the same period of 2013. This increase was primarily due to substantially higher interest rates for borrowings under the September 2013 Financing Agreement as compared to borrowings under our previous revolving credit facility, which was refinanced as of September 30, 2013 with proceeds of borrowings under the September 2013 Financing Agreement. In addition, our total average debt was higher at March 31, 2014 in comparison to March 31, 2013.

Pre-Petition Professional Fees. For the quarter ended March 31, 2014, pre-petition professional fees of $2.3 million were recognized during the period for financial, legal and other professional advisory assistance leading up to our filing of the Bankruptcy Case. There were no such fees during the same period of 2013.

Reorganization Items, Net. Reorganization items, net of $1.1 million are post-petition professional fees associated with the Bankruptcy Case that were incurred after the filing of the Voluntary Petitions on March 25, 2014 and by March 31, 2014. There were no such fees during the same period of 2013.

Foreign exchange loss (gain). Foreign exchange loss (gain) was $0.5 million loss for the three months ended March 31, 2014, compared to $0.2 million gain for the same period of 2013. The change is primarily due to a revaluation of accounts receivable, debt, payables and cash in Colombia.

Income Tax Expense (Benefit). Our income tax expense for the three months ended March 31, 2014 was $1.9 million compared to income tax benefit of $1.5 million for the same period of 2013. The effective income tax rate for the three months ended March 31, 2014 and 2013 was approximately 6.7% and (11.5)%, respectively. Our effective income tax rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

EBITDA. We define EBITDA as net income before interest, taxes, reorganization items, depreciation and amortization, and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with GAAP and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net loss (in thousands):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Net loss, attributable to common stockholders	$(30,177)	$(11,086)
Net loss, attributable to non-controlling interests	-	(295)
Income tax expense (benefit)	1,894	(1,485)
Interest expense, net	9,631	8,389
EBIT(1)	$(18,652)	$(4,477)

Add: Pre-petition professional fees and reorganization items, net	3,391	-
Add: Multi-client library amortization	13,886	34,813
Add: Multi-client library and other impairment	-	12,992
Add: Depreciation and other amortization(2)	7,404	8,179
EBITDA(1)	$6,029	$51,507

(1)  EBIT and EBITDA (as defined in the calculations above) are non-GAAP measures.
(2)  Includes depreciation and amortization of intangibles included in Selling, General and Administrative expenses.

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

Liquidity

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

We reported net losses of $42.2 million in 2010 and $15.6 million in 2012. We reported net income of $4.9 million in 2011. At year-end 2012, we had liquidity (available cash and undrawn borrowing capacity under our revolving credit facility) of $29.3 million and backlog of $101.3 million, as compared with backlog of $200.7 million at the end of 2011.

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

This change in emphasis on international Proprietary Services vs. Multi-client Services impacted our liquidity during 2013 and continues to impact our liquidity. Historically, our primary internal sources of liquidity have been cash generated by the Proprietary Services and Multi-client Services provided to our clients, and, from time to time, we receive proceeds from sales of non-core assets. Our primary external sources of liquidity have been borrowings under our credit facilities, debt and equity offerings and equipment financings such as operating and capital leases. Our primary uses of capital include the acquisition of seismic data recording equipment, seismic vehicles, other equipment needed to outfit new crews and to enhance the capabilities of and maintain existing crews’ energy sources, and investments in our Multi-client library. With the increased emphasis on international Proprietary Services as described above also came increased expenses and working capital needs for mobilizing personnel and equipment to various foreign locations and increased costs of complying with local regulatory requirements, which expenses and working capital needs are difficult to forecast and require expenditures in advance, in cases months in advance, of when project revenues are received.

Our internal sources of liquidity, including our cash position, depend to a large extent on the level of demand for our services. Historically, we have periodically supplemented our internal sources of liquidity with external sources, including borrowings under our previous revolving credit facility, as the need arises. However, limitations in our debt agreements became increasingly restrictive during 2013, including a scheduled reduction in available capacity under our revolving credit facility from $80 million to $67.5 million at September 30, 2013. We were able to refinance our prior revolving credit facility with the September 2013 Financing Agreement, but this agreement (i) provided for a term facility with scheduled amortization, (ii) provided no available borrowing capacity, and (iii) imposed further limitations and restrictions, including more restrictions on our ability to incur or guarantee additional indebtedness or to grant additional liens on our assets. When considered in combination with our low share price, these events began to severely limit our access to additional debt and equity capital, resulting in our being almost exclusively dependent on our internal sources of liquidity. For this reason, during 2013 we increased our focus on enhancing operating cash flows, remaining fully pre-funded on investments in our Multi-client library, increasing the weighting of Proprietary Services revenues as a percentage of total revenues and pursuing selective asset sales as means of providing liquidity. During 2013, we also explored several asset sale and other transactions that would have, if executed, improved our balance sheet and liquidity. However, we were not able to consummate these transactions. While we focused on improving our liquidity during 2013, we previously reported that events beyond our control could affect our results of operations, financial condition and liquidity. Our liquidity fluctuated during the year; at June 30, 2013, we reported our liquidity was $10.8 million, with only $0.1 million of borrowing capacity under our previous revolving credit facility. At 2013 year end, our liquidity was $18.9 million, with no available borrowing capacity under our September 2013 Financing Agreement or other lines of credit.

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

By letter dated March 24, 2014, our senior secured lenders accelerated the payment of the Company’s obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million. Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the Company’s obligations.

The combination of these events led us to seek protection from our creditors under the Bankruptcy Code by filing the Voluntary Petitions on March 25, 2014. See Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11 and -Voluntary Reorganization under Chapter 11 above for a discussion of the Chapter 11 filing and Bankruptcy Case.

We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern. See Note 1 - Basis of Presentation-Going Concern to our Condensed Consolidated Financial Statements.  For additional information relating to our Debtor-In-Possession financing and related matters, see Note 9 - Debt-Interim Debtor-In-Possession Financing and Note 19 - Subsequent Events-Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

As of March 31, 2014 and 2013, available liquidity consisted of the following (in millions):

	2014	2013
	(unaudited)
Available cash	$31.4	$32.3
Undrawn borrowing capacity under Revolving Credit Facility(1)	-	9.5
Total available liquidity	$31.4	$41.8
 (1) Borrowings under the Revolving Credit Facility were subject to certain limitations under provisions of the indentures relating to our Senior Notes. The Company paid off all borrowings under the Revolving Credit Facility and terminated the Revolving Credit Facility in September 2013.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in millions):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Net income and adjustments to reconcile net income (loss) to net cash	$(2.5)	$42.9
Effects of changes in operating assets and liabilities	4.3	0.6
Cash flows provided by operating activities	1.8	43.5
Cash flows used in investing activities	(10.2)	(27.0)
Cash flows (used in) provided by financing activities	20.9	(7.5)
Net increase in cash and cash equivalents	$12.5	$9.0

Operating Activities

Historically, we have relied primarily on cash flows from operations to fund working capital for current and future operations. During the three months ended March 31, 2013, we also funded some of our working capital needs from proceeds of asset sales, including sales of seismic equipment and proceeds from a $25.0 million fee received upon execution of the SEI/GPI Agreement as described in Note 5 - Multi-client Library to our Condensed Consolidated Financial Statements. Net cash provided by operating activities totaled $1.8 million and $43.5 million for the three months ended March 31, 2014 and 2013, respectively. This represented a decrease in operating cash flows of $41.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2014. The decrease in operational cash flow resulted primarily from higher than anticipated start-up costs for international proprietary projects; reduced revenues in programs in Colombia; increased project costs in Alaska; increased estimated taxes; slower than expected production in Kenya and a project cancellation in Libya due to security concerns.

Investing Activities

Cash used in investing activities totaled $10.2 million and $27.0 million for the three months ended March 31, 2014 and 2013, respectively. The $16.8 million decrease in cash used in investing activities during the three months ended March 31, 2014, as compared to 2013, was primarily the result of reduced investment in Multi-client library reflecting the Company’s strategic shift toward Proprietary Services in 2014 and a reduced emphasis on new investment in the Multi-client library.

Investing activities during the three months ended March 31, 2014 and 2013 consisted primarily of the acquisition of new Multi-client seismic data, recording equipment, vehicles, and other equipment needed to outfit new and existing crews. Cash investments in our Multi-client library totaled $8.8 million and $27.9 million for the three months ended March 31, 2014 and 2013, respectively. Investing activities for fiscal year 2014 are expected to consist primarily of investments in our Multi-client library and equipment purchases. The following tables set forth our investment in our Multi-client library for the periods indicated (in millions) and our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Three Month Period Ended March 31,
	2014	2013
	(unaudited)
Multi-client investment (period)
Cash	$8.80	$27.90
Capitalized depreciation (1)	0.4	1.7
Total	$9.20	$29.60

Investment (cumulative)
Cash	$653.30	$605.30
Capitalized depreciation (1)	59.9	57.1
Non-cash data swaps (2)	22.7	22.6
Total	735.9	685.0

Cumulative amortization and impairment	(548.1)	(394)
Multi-client net book value	$187.80	$291.00

(1)  Represents capitalized cost of the equipment, owned or leased, and used in connection with Multi-client Services.
(2)  Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities

Cash from financing activities increased by $28.4 million in the three months ended March 31, 2014 as compared to the same period 2013. The increased cash inflow was primarily the result of the $25.0 million interim Debtor-In-Possession financing that was funded on March 28, 2014. See Note 9 -  Debt-Interim Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

See our Condensed Consolidated Financial Statements presented elsewhere in this Quarterly Form 10-Q for more information on our historical operating, investing, and financing cash flows.

Capital Resources

See Note 9 - Debt and Note 19 - Subsequent Events to our Condensed Consolidated Financial Statements for additional discussion relating to our indebtedness.

Events of Default on Indebtedness

By letter dated March 24, 2014, TPG Specialty Lending, Inc., as collateral agent, administrative agent and lender under the September 2013 Financing Agreement, dated as of September 30, 2013, between the Company, as borrower, certain subsidiary guarantors listed therein, and the other lenders and agents party thereto, accelerated the payment of our obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million. Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and allowed the holders of such debt to accelerate the respective obligations, subject to the provisions of the Bankruptcy Code. The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013. As a result, all debt obligations of the Company were classified as current in our Consolidated Balance Sheet as of December 31, 2013. Since the Company plans to restructure its debt, if the Company meets the requirements of ASC 850-10-45-19, and adopt fresh start accounting, all debt obligations are classified as current as of March 31, 2014.

Additionally, the filing of the Voluntary Petitions described above constituted an event of default or otherwise triggered repayment obligations under the express terms of certain instruments and agreements relating to direct financial obligations of certain of the Debtors (the “Debt Documents”). As a result of such an event of default or triggering event, all obligations under the Debt Documents, by the terms of the Debt Documents, have or may become due and payable, subject to the provisions of the Bankruptcy Code. We believe that any efforts to enforce payment obligations against the Debtors under the indentures governing the Senior Notes or the Debt Documents are stayed as a result of the filing of the Voluntary Petitions in the Court. The material Debt Documents, and the approximate principal amount of debt outstanding thereunder as of March 31, 2014, includes $250 million aggregate principal amount of Senior Notes, approximately $6.9 million of bank debt owed to lenders in Colombia and approximately $4.7 million in capital leases relating to various equipment.

Debtor-In-Possession Financing

In connection with filing the Voluntary Petitions, the Debtors filed motions seeking Bankruptcy Court approval of a senior secured Debtor-In-Possession credit facility, as detailed in a commitment letter and term sheet, among the Company, as borrower, each of the direct and indirect domestic subsidiaries of the Company designated therein, as guarantors, the Backstop Parties, and Wilmington Trust, National Association, as administrative agent and collateral agent. The initial Debtor-In-Possession credit facility provided for a super-priority senior secured term loan facility in an aggregate principal amount of $60 million to be drawn upon in two or more tranches: (i) $25 million Initial DIP Loan upon entry of the Interim Order; and (ii) $35 million upon entry of an order by the Bankruptcy Court approving the loans on a final basis in the Final Order.

On March 28, 2014, the Bankruptcy Court entered the Interim Order approving the Initial DIP Loan over the objection of the Debtors’ prepetition secured lenders, and the Initial DIP Loan was funded.

On April 14, 2014, the Debtors filed a supplemental motion for entry of a final order authorizing the Debtors to obtain post petition financing, refinance the prepetition secured indebtedness and approve a related settlement with the prepetition secured lenders, including authorizing the Debtors to enter into a senior secured post petition financing agreement in an aggregate principal amount of up to $151.9 million, pursuant to the terms of a Financing Agreement dated as of April 14, 2014 (the “Replacement DIP Credit Facility”), among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative and as collateral agent for the lenders. The Replacement DIP Credit Facility provides for a super-priority senior secured term loan facility in an aggregate principal amount of $151.9 million to be drawn upon in two or more tranches: (i) the Initial DIP Loan of $25.0 million, which was drawn on March 28, 2014 following entry of the Interim Order; and (ii) an additional $126.9 million (the “Final DIP Loan”) that would be available upon entry of the Final Order. The motion for approval of the Replacement DIP Credit Facility was filed on a consensual basis reflecting a settlement agreement, subject to Bankruptcy Court approval, among the Debtors, the Backstop Parties and the Debtors’ prepetition secured lenders that would resolve certain disputes among the parties, thereby avoiding the significant cost, delays and uncertainty of litigation, and provide consensual Debtor-In-Possession financing for the Debtors.

On April 25, 2014, the Bankruptcy Court entered the Final Order approving the Replacement DIP Credit Facility and related settlement agreement and the Final DIP Loan was funded.

The proceeds of the Initial DIP Loan are available for general corporate purposes of the Debtors during the Bankruptcy Case (including payment of certain fees and expenses), working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Final DIP Loan was used, in part, to pay $91.9 million in full settlement of the indebtedness under the September 2013 Financing Agreement (including payment of certain fees and expenses) and for general corporate purposes of the Debtors during the Bankruptcy Case, working capital, certain transaction fees, costs and expenses and certain other costs and expenses with respect to the administration of the Bankruptcy Case. The Initial DIP Loan bears interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%. The Final DIP Loan is split into two tranches consisting of $35.0 million of Term A Loans (the “Term A Loans”) and $91.9 million of Term B Loans (the “Term B Loans” and, together with the Initial DIP Loan and the Term A Loans, the “DIP Loans”). The Term A Loans bear interest, at the Company’s option, at either LIBOR plus 8.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 7.50%. The Term B Loans bear interest, at the Company’s option, at either LIBOR plus 10.50% per annum (subject to a LIBOR floor of 1.5% per annum) or the base rate (the highest of the federal funds effective rate plus 1/2 of 1%, The Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 2.5%) plus 9.50%. During the continuance of an event of default under the Replacement DIP Credit Facility, additional default interest rate equal to 2% per annum applies. The Replacement DIP Credit Facility also provides for certain additional fees payable to the agent and lenders.

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

The obligations of the Debtors under the Replacement DIP Credit Facility are secured by a first priority perfected security interest in substantially all the assets owned by the Debtors, including 65% of the Debtors’ equity interests in their foreign subsidiaries.

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

On July 29, 2014, the Company reported to the lenders under the Replacement DIP Credit Facility potential breaches of certain obligations under such facility relating to cash or cash equivalents maintained outside the United States having potentially exceeded the amounts permitted under the facility, but no default or event of default existed with respect to such matters as of such date. On August 15, 2014, the Company and the other loan parties to the Replacement DIP Credit Facility entered into Amendment No. 1 and Waiver to Financing Agreement (the “DIP Credit Facility Amendment”). Among other things, the DIP Credit Facility Amendment amends provisions in the Replacement DIP Credit Facility relating to limitations on foreign cash balances.

September 2013 Financing Agreement

The September 2013 Financing Agreement provided for the Facility: (i) a senior secured first lien term loan A in the amount of $82.8 million and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million. The term loan A was funded at closing, and the proceeds of the term loan A were used to pay in full indebtedness outstanding under the Company’s previous revolving credit facility with Bank of America, N.A. and to pay related fees and expenses. The commitments in respect of the term loan B have been terminated.

The September 2013 Financing Agreement had a stated maturity of September 30, 2016. The entire outstanding principal amount of borrowings under the September 2013 Financing Agreement have been satisfied with a portion of the DIP Loans. Borrowings under the September 2013 Financing Agreement were guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of our assets and those of the guarantors.

Under the September 2013 Financing Agreement, loans accrued interest, at our option, at either LIBOR plus 9.75% (subject to a LIBOR floor of 1%) or the alternate base rate (the highest of the federal funds effective rate plus ½ of 1%, the Wall Street Journal prime rate and the three-month LIBOR rate plus 1%, subject to a floor of 4%) plus 8.75%.

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

In addition, the September 2013 Financing Agreement contained various covenants that, among other restrictions, limit the Company’s ability to create, issue, incur or assume indebtedness; create, incur or assume liens; engage in mergers or acquisitions; sell, transfer, assign or convey assets; repurchase the Company’s equity, make distributions to the Company’s equity holders and make certain other restricted payments; make investments; modify the terms of certain material agreements or prepay certain indebtedness; engage in transactions with affiliates; enter into certain burdensome agreements; enter into sale-leaseback arrangements; change the nature of the Company’s business; and make certain amendments to the Company’s organizational documents. The September 2013 Financing Agreement also contained customary events of default.

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

Promissory Notes

From time to time, we have issued short term promissory notes to various financial institutions to finance equipment purchases and working capital needs. The balance outstanding under these promissory notes as of March 31, 2014 and December 31, 2013 was $7.8 million and $9.8 million, respectively, at weighted average interest rates of 7.2% and 7.6%, respectively.

Capital Leases

From time to time, we have entered into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of March 31, 2014 and December 31, 2013 was $4.7 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

Letter of Credit Facility

In February 2007, we entered into a $10.0 million revolving line of credit which is secured by restricted cash. The terms of the letter of credit facility only allows for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time. As of March 31, 2014 and December 31, 2013, the letters of credit outstanding were $1.0 million for each period.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2014 and 2013 were $13.4 million and $33.5 million, respectively. The $13.4 million capital expenditures in 2014 consisted of $4.2 million of cash investments in property and equipment and $9.2 million invested in our Multi-client library. The multi-client investment for 2014 was comprised of a cash investment of $8.8 million and $0.4 million in capitalized depreciation. The $33.5 million capital expenditures in 2013 consisted of $3.9 million of cash investments in property and equipment and $29.6 million invested in our Multi-client library. The multi-client investment for 2013 was comprised of a cash investment of $27.9 million and $1.7 million in capitalized depreciation.

We also expect that our capital expenditures and investment in our Multi-client data library going forward may be affected while we operate as a Debtor-In-Possession during our Bankruptcy Case.

We continuously reevaluate our capital budget based on market conditions and other factors and may defer or accelerate capital expenditures depending on market conditions or our financing arrangements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the quarter ended March 31, 2014.

Backlog

Our backlog represents contracts for services that have been entered into but which have not yet been completed. At March 31, 2014, we had a backlog of work to be completed on contracts of approximately $148.4 million. Of this amount, approximately $127.0 million relates to international programs and $21.4 million relates to North America. Of the $148.4 million in backlog, approximately $141.6 million is for Proprietary Services and $6.8 million is for Multi-client Services. At March 31, 2013, we had a backlog of work to be completed of $180.0 million. Of this amount, approximately $119 million relates to international programs and $61 million relates to North America. Of this amount, approximately $136.0 million was for Proprietary Services and $44.0 million was for Multi-client Services. At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $113.8 million. Of this amount, approximately $75.7 million related to international programs and $38.1 million related to North America. Of the $113.8 million in backlog, approximately $101.9 million was for Proprietary Services and $11.9 million was for Multi-client Services.

Backlog by Segment
	March 31, 2014	December 31, 2013	March 31, 2013
Proprietary Services	$141.6	$101.9	$136.0
Multi-client Services	6.8	11.9	44.0
Total	$148.4	$113.8	$180.0

Backlog by Area
United States	$21.4	$38.1	$61.0
International	127.0	75.7	119.0
Total	$148.4	$113.8	$180.0

Backlog at any point in time is affected by the timing of award of new contracts. Due to the timing of our contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the fiscal year 2014. Many projects we perform can be completed in a relatively short period of time, typically several months. Larger projects may take a year or more to be completed. Generally, mobilization starts shortly after the signing of a customer contract. Additionally, contracts for services are occasionally modified by mutual consent of the parties and in some instances may be terminated under certain circumstances by the customer on short notice without penalty. As a result, along with projects extending beyond fiscal year 2014, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period. See the discussion in our Annual Report on Form 10-K for the year ended December 31, 2013, under “Item 1A. Risk Factors-Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and terminations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Form 10-Q. As described below, we have identified material weaknesses that continue to exist as of March 31, 2014. As a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

In light of the material weaknesses, in preparing our Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2014, we performed additional analyses and other post-closing procedures in an effort to ensure our Consolidated Financial Statements included in this Form 10-Q for the quarter ended March 31, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. Additionally, during the last quarter of 2013 and first quarter of 2014, we began to implement additional controls and procedures, as discussed below, that are intended to remediate the material weaknesses.

Entity Level Controls (Control Environment)

Management concluded that during 2013 and continuing into 2014, we did not maintain an effective control environment. The control environment, which is the responsibility of management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for all other components of internal control over financial reporting. The deficient control environment was reflected in our inability to properly account for certain operational processes and transactions which were not supportive of an effective and efficient internal control environment. Management has determined that this was primarily attributable to the following:

1. A financial reporting structure with clearly established responsibilities was not maintained to support the pursuit of business objectives. We experienced significant turnover in key accounting and finance positions during 2013 and continuing into 2014. Transition plans and clear business processes and procedures were not in place to establish accountability and allow continuity.

2. Our lack of resources, in terms of personnel, technical expertise and institutional knowledge to address certain of the financial and tax reporting aspects of our multi-national operations, was not assessed timely to address the resource shortages in certain areas requiring expertise.

As a result of the material weaknesses, our controls over various process areas impacting financial close and reporting were deficient. This resulted in the recording of a number of post-closing adjustments to our 2013 Consolidated Financial Statements. The adjustments primarily affected revenue recognition in Latin America, capitalized research and development costs, sales and use tax liabilities, gains on disposal of assets, and stock-based compensation expenses. In the first quarter of 2014, additional post closing adjustments were made for Latin America revenue, Multi-client library capitalization and Multi-client library amortization.

Changes in Internal Controls over Financial Reporting

During the last half of 2013, we hired an Internal Audit Director to establish the Internal Audit Department. In 2014, we upgraded our accounting and finance staff by hiring additional professionals with experience in designing, implementing and managing global accounting and finance organizations.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In early 2014, we initiated role and responsibility changes in our accounting and finance group, commencing with the appointment of a new Chief Financial Officer. In addition, during the last half of 2013, we hired an Internal Audit Director to begin to establish the Internal Audit Department. These personnel have extensive experience in the design, implementation and enforcement of an effective control environment. We also have enhanced our corporate accounting function by creating and filling several positions to support our global business operations. This includes an industry sector Vice President Corporate Controller, a Tax Director, and other supporting staff in various finance and/or accounting departments.

We are in the process of designing and implementing policies and procedures intended to improve transparency in our financial and operational transactions and also support business continuity to allow a sustainable and effective control environment.

Management believes that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures and, over time, remediate the material weaknesses that the Company identified in its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 10 - Commitments and Contingencies to our Condensed Consolidated Financial Statements and is incorporated herein by reference .

Item 1A.  Risk Factors

The section entitled Item 1A., “Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, and similar discussions in our other SEC filings, together with the additional Risk Factors set forth below, describe some of the important risk factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our securities.  You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our securities.

If a Chapter 11 plan of Reorganization is approved and implemented, we could realize cancellation of debt income or changes in our ownership could occur, which could reduce or adversely affect our ability to utilize our net operating loss carry-forwards upon our emergence from the Bankruptcy Case.

Certain tax attributes, such as net operating loss carry-forwards, may be reduced, limited or lost in the event we experience an ownership change as defined under Section 382 of the Internal Revenue Code or we realize cancellation of debt income. If a change of ownership occurs or we realize cancellation of debt income as a result of the implementation of a Chapter 11 plan, upon our emergence from the Bankruptcy Case significant tax benefits otherwise available to us could be reduced, limited or eliminated. In particular, if the current Joint Plan of Reorganization is successfully implemented, we expect that certain of our tax attributes will be substantially reduced and that the use of any net operating losses remaining after such reduction will be subject to limitation.

The Joint Plan of Reorganization could be denied Confirmation or delayed.

For the Debtors to emerge successfully from the Chapter 11 Cases as viable entities, the Debtors, like any other chapter 11 debtor, must obtain approval of the Joint Plan of Reorganization from their creditors and confirmation of the Joint Plan of Reorganization through the Bankruptcy Court, and then successfully implement the plan.  No assurance can be made that the Debtors will receive the requisite creditor acceptances to confirm the Joint Plan of Reorganization. Even if the Debtors receive the requisite creditor acceptances, there is no assurance that the Bankruptcy Court will confirm the plan.  The Bankruptcy Court may decline to confirm the plan if it finds that any of the statutory requirements for confirmation have not been met.  Moreover, there can be no assurance that modifications to the plan will not be required for confirmation or that such modifications will not necessitate the resolicitation of votes.

If the Joint Plan of Reorganization is not confirmed, it is unclear what distributions holders of claims or equity interests would ultimately receive with respect to their claims or equity interests in a subsequent plan of reorganization.  Although the Debtors believe that the plan satisfies all of the requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion.  Additionally, by its terms, the Joint Plan of Reorganization will not become effective unless, among other things, certain conditions precedent have been satisfied or waived.

The impact that prolonging the Chapter 11 Cases may have on our operations cannot be accurately predicted or quantified.  The continuation of the Chapter 11 Cases, particularly if the Joint Plan of Reorganization is not approved, confirmed, or implemented within the time frame currently contemplated, could adversely affect operations and relationships between us and our customers and charterers, suppliers, service providers and creditors,  and result in increased professional fees and similar expenses. Failure to confirm the plan could further weaken our liquidity position, which could jeopardize our exit from Chapter 11.

The DIP Loan may be insufficient to fund our business operations through the cessation of bankruptcy proceedings, or may be unavailable if we do not comply with its terms.

Although we project that we will have sufficient liquidity to operate our business through the date on which the Joint Plan of Reorganization becomes effective, there can be no assurance that the revenue generated by our business operations and the cash made available to us under the DIP Loan will be sufficient to fund our operations.   In the event that revenue flows and the DIP Loan are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.  There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable to us or the Bankruptcy Court. If, for one or more reasons, we are unable to obtain such additional financing, our business and assets may be subject to liquidation under chapter 7 of the Bankruptcy Code and the Company may cease to continue as going concern.

The Backstop Conversion Commitment Agreement may be terminated.

The Backstop Agreement is subject to specified conditions and contains termination rights in favor of the Backstop Parties.  For example, the Backstop Agreement may be terminated by the Backstop Parties if events occur during the term of the Backstop Agreement that would have a material adverse impact on the Debtors’ post-bankruptcy business.  Since the Joint Plan of Reorganization is predicated on the Backstop Parties’ agreement to equitize a substantial portion of their DIP Loans (which under applicable law, they are not required to do), the Debtors will not be able to consummate the plan in its current form if the Backstop Agreement is terminated.

The Debtors may fail to meet all conditions precedent to effectiveness of the Joint Plan of Reorganization.

Confirmation and effectiveness of the Joint Plan of Reorganization are subject to certain conditions that may or may not be satisfied.  No assurance can be made that all requirements for confirmation and effectiveness required under the Joint Plan of Reorganization will be satisfied by the Debtors.  In particular, the  Joint Plan of Reorganization is predicated on the Debtors’ ability to obtain exit financing on the terms and conditions set forth in the plan and the Backstop Agreement.  Failure to obtain such financing will make consummation of the  Joint Plan of Reorganization impossible.

Our business may be negatively affected if we are unable to assume certain of our executory contracts.

Generally, an executory contract is a contract where performance remains due to some extent by both parties to the contract.  The Joint Plan of Reorganization provides for the assumption of certain executory contracts and unexpired leases.  We intend to preserve as much of the benefit of our existing executory contracts and unexpired leases that are valuable to our ongoing business as possible.  However, with respect to some limited classes of executory contracts, we may need to obtain the consent of the counterparty to maintain the benefit of the executory contract.  There is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assuming the executory contracts in question unattractive.  We then would be required to either forego the benefits offered by such executory contracts or find alternative arrangements to replace them.

Failure to confirm and consummate the Joint Plan of Reorganization could negatively impact us.

If the Joint Plan of Reorganization is not confirmed and consummated, our ongoing business may be adversely affected and there may be various consequences, including:

•	the incurrence of substantial costs and investment of time and resources by us in connection with the restructuring transaction, without realizing any of the anticipated benefits of the restructuring;
•	the possibility our being unable to repay indebtedness when due and payable; and
•	our pursuing chapter 7 proceedings that would result in recoveries for creditors that are less than contemplated under the Joint Plan of Reorganization and no recovery for certain creditors.

The reorganized Debtors will have significant debt on emergence and there can be no assurance that the reorganized Debtors will maintain sufficient liquidity to meet their obligations.

The reorganized Debtors may incur up to an aggregate of $150 million in indebtedness under exit credit facilities post-bankruptcy and will have to pay material fees to the lenders under any exit credit facilities. Closing a sufficient amount of financing under exit credit facilities is a condition precedent to the effectiveness of the Joint Plan of Reorganization and to the obligations of the Backstop Parties under the Backstop Agreement, each of which may or may not occur; without the liquidity to be provided by such exit financing, the Joint Plan of Reorganization cannot be consummated.

Further, the reorganized Debtors’ indebtedness and interest expense under any exit credit facilities could have important consequences, including limiting the reorganized Debtors’ ability to use a substantial portion of their cash flow from operations in other areas of their business, such as for working capital, capital expenditures and other general business activities, because a substantial portion of these funds will be dedicated to servicing their debt. The reorganized Debtors’ indebtedness could have other consequences indirectly impacting liquidity, such as, for example, limiting the reorganized Debtors’ flexibility in planning for, or reacting to, changes in their business or making the reorganized Debtors more vulnerable in the event of a downturn in their business or the economy in general. The Debtors’ ability to maintain adequate liquidity could depend on their ability to successfully implement the Joint Plan of Reorganization, the successful operation of their businesses, the appropriate management of operating expenses and capital spending, and their ability to complete asset sales on favorable terms.

The reorganized Debtors will be subject to restrictive covenants in the proposed exit credit facilities.

Negative and financial covenants in exit credit facilities may adversely affect the reorganized Debtors’ ability to finance future operations or capital needs or to engage in new business activities. Any exit credit facilities will likely restrict the reorganized Debtors’ ability to, among other things, incur additional debt and provide additional guarantees, pay dividends or make other restricted payments, create or permit certain liens, sell assets, make certain investments, engage in certain transactions with affiliates, and consolidate or merge with or into other companies or transfer all or substantially all of the reorganized Debtors’ assets.

There can be no assurance that the reorganized Debtors will satisfy the affirmative, negative and financial covenants likely to be included in any exit credit facilities.  A breach of any of the covenants in, or the reorganized Debtors’ inability to maintain the required financial ratios under, any exit credit facility would likely prevent the reorganized Debtors from borrowing additional money under the exit credit facility, to the extent such ability exists, and could result in a default under the exit credit facility.  If a default occurred under any exit credit facility and continued beyond any grace or cure period with respect to such default set forth therein, the lenders could most likely elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt. Moreover, if the lenders under any exit credit facility were to accelerate the debt outstanding under the applicable facility, it could result in an event of default under the reorganized Debtors’ other debt obligations that may exist at that time, and if all or any part of the reorganized Debtors’ indebtedness were to be accelerated, the reorganized Debtors may not have, or may not be able to obtain, sufficient funds to repay it or to repay their other indebtedness.

A terrorist attack or armed conflict could harm our business.

Some seismic surveys are located in unstable political jurisdictions, including North Africa and the Middle East. Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect our ability to work in these markets which could adversely affect our business, results of operations or financial condition. These activities could have a direct negative effect on our business in those areas, including loss of life, equipment and data. Costs for insurance and security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain on acceptable terms, if available at all. As an example, current unrest in portions of Iraq have delayed and stopped certain of our business operations in that region, and have put our business operations in that region in jeopardy of further delays and work stoppages of indefinite duration and uncertain impact on revenues.

Significant physical effects of climatic change could damage our facilities, disrupt production activities, and cause us to incur significant costs to prepare for or respond to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality.  If such effects were to occur, our seismic acquisition operations have the potential to be adversely affected.  Potential adverse effects could include damages to facilities from powerful winds or rising waters in low-lying areas, disruption of production activities because of climate-related damages to facilities, increased costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects.  Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies, or suppliers with whom we have a business relationship.  We may not be able to recover through insurance some or any of the damages, losses, or costs that may result from potential physical effects of climate change.

We rely on proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements to conduct operations.

We rely on certain proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements to conduct current operations.  We are continuously working to improve technology and operating techniques, through internal development activities and working with vendors to develop new technologies to maintain pace with industry innovation.  Our future success will be partly dependent on our ability to maintain and extend our technology base and preserve intellectual property without infringing on the rights of any third parties.  There can be no assurance that we will be successful in protecting our intellectual property or that our competitors will not develop technologies that are substantially equivalent or superior to our own technologies.

In addition, third parties may claim that we or other parties that we indemnify are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit our use of certain intellectual property for competitive or other reasons. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours. Even if we believe that such claims are without merit, such claims can be time consuming and costly to defend and distract management’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected methods or trademarks, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from using certain intellectual property. Even if we have an agreement to indemnify them against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

The cyclical nature of, or a prolonged downturn in, the seismic data industry can affect the carrying value of long-lived assets and negatively impact our results of operations.

We are required to annually assess whether the carrying value of long-lived assets has been impaired, or more frequently if an event occurs or circumstances change which could indicate the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If management determines that the carrying value of long-lived assets may not be recoverable, our results of operations could be impacted by non-cash impairment charges.

We may be negatively affected by industry consolidation.

Consolidation in the energy industry could adversely affect us by increasing the scale or scope of our competitors, or by creating a competitor that is capable of providing services similar to those we intend to offer, thereby making it more difficult for us to compete. Industry consolidation also may impede our ability to identify acquisition, joint venture, or other strategic opportunities.

Current or future distressed financial conditions of clients and other factors could have an adverse effect on us in the event these clients are unable to pay for our products and services.

Some of our clients may, from time to time, experience financial problems or other issues that have had or may have a significant effect on their creditworthiness or otherwise adversely affect their ability or willingness to pay amounts they owe us.  We generally do not require that our clients make advance payments or otherwise collateralize their payment obligations.  We cannot provide assurance that one or more of our clients will not default on their payment obligations or that such a default or defaults will not have a material adverse effect on our business, results of operations, financial condition or cash flows.  Furthermore, the bankruptcy, financial distress or other material adverse change in one or more of our clients, or other similar proceeding or liquidity constraint, will reduce the amounts we can expect to recover, if any, with respect to amounts owed  by such party.  In addition, such events might force those clients to reduce or curtail their future use of our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The descriptions of the Bankruptcy Case and defaults under our indebtedness set forth in Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11, and Note 9 - Debt to our Condensed Consolidated Financial Statements and under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Events of Default on Indebtedness” are incorporated into this Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation dated April 26, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 27, 2010).

3.2	Amended and Restated Bylaws dated April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed April 27, 2010).

10.1*	2014 Performance Unit Award Agreement- Executive Officers

10.2
Amendment, effective as of January 10, 2014, to Employment Agreement dated January 25, 2013, between Global Geophysical Services, Inc. and P. Mathew Verghese (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2014).

10.3
Employment Agreement effective as of January 10, 2014 between Global Geophysical Services, Inc. and Sean M. Gore (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2014).

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

GLOBAL GEOPHYSICAL SERVICES, INC.

Date: November 26, 2014	/s/ Richard C. White
Richard C. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2014	/s/ Sean M. Gore
Sean M. Gore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)