Form 10-Q
period 2014-06-30
Global Geophysical Services Inc
filed 2014-11-26
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

i

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$37,079	$18,900
Restricted cash investments	486	985
Accounts receivable, net	51,138	51,080
Mobilization costs, net	16,218	13,051
Prepaid expenses and other current assets	4,716	6,509
	109,637	90,525

MULTI-CLIENT LIBRARY, net	169,834	192,430

PROPERTY AND EQUIPMENT, net	72,498	79,693

GOODWILL	10,967	10,967

INTANGIBLE ASSETS, net	9,538	10,291

DEBT ISSUANCE COSTS, net	7,762	8,801

OTHER ASSETS	488	200

TOTAL ASSETS	$380,724	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
 (in thousands, except par value and share amounts)

	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)
CURRENT LIABILITIES
Account payable and accrued expenses	$43,874	$48,682
Debt (includes Debtor-In-Possession financing of $152.0 million)	152,329	336,542
Capital lease obligations	3,776	5,764
Income and other taxes payable	8,274	7,144
Deferred revenue	7,819	26,361
Other payables	527	1,489
TOTAL LIABILITIES-CURRENT	216,599	425,982

LIABILITIES SUBJECT TO COMPROMISE	267,553	-

LONG-TERM LIABILITIES	-	254
TOTAL LIABILITIES	484,152	426,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, 11.5% Series A Cumulative, $0.01 par value, 5.0 million shares authorized 0.3 million shares and 0.3 million shares issued and 0.3 million shares and 0.3 million shares outstanding at June 30,2014 and December 31, 2013, respectively	-	-
Common Stock, $0.01 par value, 100.0 million shares authorized 50.0 million and 48.5 million shares issued and 39.7 million and 38.3 million shares outstanding at June 30, 2014 and December 31, 2013, respectively	500	485
Additional paid-in capital	273,374	269,421
Accumulated deficit	(280,771)	(206,704)
	(6,897)	63,202
Treasury stock, at cost, 10.2 million shares at June 30, 2014 and December 31, 2013	(96,531)	(96,531)
TOTAL STOCKHOLDERS’ DEFICIT	(103,428)	(33,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$380,724	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES
Proprietary revenues	$55,908	$26,123	$96,469	$53,660
Multi-client library pre-commitments	8,576	14,098	19,936	42,665
Multi-client library late sales	23,092	22,480	35,454	50,170
TOTAL REVENUES	87,576	62,701	151,859	146,495

OPERATING EXPENSES
Operating costs	53,566	22,951	96,182	44,495
Multi-client library amortization	21,288	24,454	35,174	59,267
Depreciation and other amortization	7,237	8,479	14,008	15,752
TOTAL OPERATING EXPENSES	82,091	55,884	145,364	119,514

MULTI-CLIENT LIBRARY AND OTHER IMPAIRMENT	-	-	-	12,992
MULTI-CLIENT LIBRARY COMMISSIONS	7,566	5,932	11,742	5,932
SELLING GENERAL AND ADMINISTRATIVE EXPENSES	10,736	13,156	24,726	27,574
GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(676)	(289)	(2,908)	(2,925)

LOSS FROM OPERATIONS	(12,141)	(11,982)	(27,065)	(16,592)

OTHER EXPENSE
Interest expense, net (contractual interest $6.6 and $7.0 million during three and six months ended June 30, 2014)	5,378	8,450	15,009	16,839
Prepetition professional fees	-	-	2,271	-
Reorganization items, net	12,062	-	13,182	-
Loss on extinguishment of debt	13,594	-	13,594	-
Other (income) expense, net	(397)	318	(60)	185
TOTAL OTHER EXPENSE	30,637	8,768	43,996	17,024

LOSS BEFORE INCOME TAXES	(42,778)	(20,750)	(71,061)	(33,616)

INCOME TAX EXPENSE (BENEFIT)
Current	945	(5,402)	2,839	(6,972)
Deferred	-	134	-	219
TOTAL INCOME TAX EXPENSE (BENEFIT)	945	(5,268)	2,839	(6,753)

LOSS AFTER INCOME TAXES	(43,723)	(15,482)	(73,900)	(26,863)

NET LOSS, attributable to non-controlling interests	-	(115)	-	(410)

NET LOSS, attributable to common stockholders	$(43,723)	$(15,367)	$(73,900)	$(26,453)

LOSS PER COMMON SHARE
Basic	$(1.10)	$(0.41)	$(1.87)	$(0.70)
Diluted	$(1.10)	$(0.41)	$(1.87)	$(0.70)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,754	37,985	39,575	37,871
Diluted	39,754	37,985	39,575	37,871

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Month Period Ended June 30,
	2014	2013
	(unaudited)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18,133)	$36,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,234)	(8,449)
Investment in Multi-client library	(11,755)	(51,283)
Proceeds from the sale of assets	3,798	9,818
Other	365	1,969

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13,826)	(47,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Debtor-In-Possession financing	151,881	-
Net payment on term note borrowings	(91,270)	-
Debt issuance costs	(4,630)	(250)
Other	(5,843)	(1,101)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50,138	(1,351)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,179	(12,678)

CASH AND CASH EQUIVALENTS, beginning of period	18,900	23,359
CASH AND CASH EQUIVALENTS, end of period	$37,079	$10,681

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit

Balances at January 1, 2014	$485	$-	$269,421	$(96,531)	$(206,704)	$(33,329)

Issue of common stock	15	-	-	-	-	15

Stock-based compensation expense	-	-	3,953	-	-	3,953

Preferred stock dividends	-	-	-	-	(167)	(167)

Net loss	-	-	-	-	(73,900)	(73,900)

Balances at June 30,2014	$500	$-	$273,374	$(96,531)	$(280,771)	$(103,428)

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

The Condensed Consolidated Financial Statements of the Company as of and for the three and six months ended June 30, 2014 are unaudited and have been prepared on the same basis as the audited Consolidated Financial Statements as of and for the year ended December 31, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the 2013 Condensed Consolidated Financial Statements have been reclassified to conform to the classifications in the 2014 Condensed Consolidated Financial Statements.

Voluntary Reorganization under Chapter 11

On March 25, 2014 (the “Petition Date”), the Company and certain of its subsidiaries, including Autoseis, Inc.; Global Geophysical EAME, Inc.; GGS International Holdings, Inc.; Accrete Monitoring, Inc.; and Autoseis Development Company (the Company and such subsidiaries, collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Voluntary Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”). The filing by the Debtors is jointly administered under case number 14-20130 (the “Bankruptcy Case”).  The Debtors are operating their business as “Debtors-In-Possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively the “Non-Filing Entities”) were not included in the Voluntary Petitions or the Bankruptcy Case and are continuing to operate in the ordinary course of business. The accompanying Condensed Consolidated Financial Statements include both the Debtors and the Non-Filing Entities. See Note 18 - Guarantees of Registered Securities.

For additional information regarding the Debtors’ interim Debtor-In-Possession financing, see Note 9 - Debt. For additional information regarding the Debtors’ final Debtor-In-Possession financing and the Debtors’ Joint Plan of Reorganization, see Note 19 - Subsequent Events.

Going Concern

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to comply with the provisions in their Debtor-In-Possession financing, the Bankruptcy Court’s approval of a plan of reorganization in the Bankruptcy Case and the Debtors’ ability to implement such a plan of reorganization, including obtaining any exit financing. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell, liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (subject to restrictions contained in our Debtor-In-Possession financing), for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements.  Accordingly, uncertainties in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Bankruptcy Case.

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

For additional information relating to the Debtors’ Debtor-In-Possession financing and related matters, see Note 9 - Debt, Note 19 - Subsequent Events and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Debtor-In-Possession Financing.”

NOTE 2 - LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise (in thousands):

June 30, 2014
(unaudited)
Accounts payable and accrued expenses	$13,337
Debt subject to compromise (See Note 9 - Debt)	254,141
Other payables	75
Total liabilities subject to compromise	$267,553

NOTE 3 - REORGANIZATION ITEMS, NET

Professional advisory fees and other costs directly associated with the Bankruptcy Case are reported separately as reorganization items pursuant to ASC 852-10. Professional fees of $12.1 and $13.2 million for the three and six months ended June 30, 2014, respectively, include legal and other advisory fees subsequent to the Petition Date. In addition, $2.3 million of professional fees were recognized during the six months ended June 30, 2014 for financial, legal and other professional advisory assistance leading up to the Petition Date.

NOTE 4 - SELECTED BALANCE SHEET ACCOUNTS

Accounts receivable, net included the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Accounts receivable, trade	$17,512	$27,138
Unbilled accounts receivable, trade	37,197	27,605
Allowance for doubtful accounts	(3,571)	(3,663)
Total accounts receivable, net	$51,138	$51,080

Bad debt expense, net of recovery for the three and six months ended June 30, 2014 and 2013 was immaterial and $1.1 million, respectively.

Prepaid expenses and other current assets included the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Inventory	$107	$107
Prepaid expenses	4,594	3,227
Note receivables	15	3,175
Total prepaid expenses and other current assets	$4,716	$6,509

NOTE 5 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Multi-client library, at cost	$739,269	$726,691
Accumulated Multi-client library amortization	(481,212)	(446,038)
Multi-client library impairment	(88,223)	(88,223)
Total Multi-client library, (net)	$169,834	$192,430

Multi-client library impairments for the year ended December 31, 2013 reflect a decrease in the expected future cash flow generation potential of certain portions of the library. Of the $88.2 million of impairment recorded for the year ended December 31, 2013, $13.0 million occurred during the first six months of 2013 and is classified in the Company’s Condensed Consolidated Statements of Operations as Multi-client library and other impairment.

Multi-client library amortization expense included the following (in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
	(unaudited )		(unaudited )
Multi-client library revenue amortization	$17,952	$23,013	$30,325	$56,554
Backstop amortization (1)	3,336	1,441	4,849	2,713
Total Multi-client library amortization expense	$21,288	$24,454	$35,174	$59,267

(1) Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than a four-year straight-line amortization value.

The Company entered into a License and Marketing Agreement dated March 28, 2013 (the “SEI/GPI Agreement”) with SEI/GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc. (“SEI/GPI”). Under the terms of the SEI/GPI Agreement, SEI/GPI provides exclusive marketing services for a substantial portion of the Company’s North American onshore Multi-client library. SEI/GPI paid a $25.0 million fee upon execution of the SEI/GPI Agreement. For the three and six months ended June 30, 2013, the Company recorded late sale revenues of $1.0 million and $24.3 million, respectively, representing the portion of the fee related to completed library assets. The remaining $0.7 million, representing the uncompleted portion of ongoing surveys at June 30, 2013, was recorded as deferred revenue and recognized in accordance with the Company’s proportionate performance revenue recognition policy during the remainder of 2013.

After March 28, 2013, SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the Multi-client library subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commission expense in the Company’s Condensed Consolidated Statements of Operations. For the three months ended June 30, 2014 and 2013, the Company recorded commission expense of $7.6 million and $5.9 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded commission expense of $11.7 million and $5.9 million, respectively.

For the three and six months ended June 30, 2013, the Company recorded amortization expense of $0.5 million and $13.8 million, respectively, on Multi-client library late sale revenues related to the $25.0 million fee under the SEI/GPI Agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$291,040	$301,569
Computers and software	23,530	21,562
Buildings	13,624	13,624
Vessels	6,122	7,628
Land	2,157	2,157
Furniture and fixtures	78	78
	336,551	346,618
Accumulated depreciation	(266,851)	(269,884)
	69,700	76,734
Work-in-progress	2,798	2,959
Total Property and equipment, net	$72,498	$79,693

On December 30, 2013, AutoSeis, Inc. (“AutoSeis”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “SES Agreement”) with Seismic Equipment Solutions (“SES”). Under the terms of the SES Agreement, SES became the exclusive provider for the rental and short-term leasing of the Company’s AUTOSEIS® HDR system in the geophysical equipment rental industry. In connection with entering into the SES Agreement, the following ancillary agreements were entered into: (i) AutoSeis and SES entered into a sales agreement providing, among other things, for the purchase by SES of equipment from AutoSeis (the “Sales Agreement”), and (ii) Global and SES entered into a lease agreement providing for the short-term rental by Global of the equipment that is the subject of the Sales Agreement (the “Lease Agreement”). The transaction was accounted for as a sale-leaseback in accordance with ASC 840. In connection with the signing of the SES Agreement, SES placed an order of $9.5 million for an AUTOSEIS® HDR nodal system comprised of 20,000 single-channel units and other related equipment. The Sales Agreement was accounted for as a sale of equipment with revenue recognized totaling $7.3 million upon the delivery of the first equipment order. Cost of sales of $7.3 million was recognized based on the cost of AUTOSEIS® HDR. The profit on the sale of $2.2 million, was deferred and recognized as revenue in proportion to the related gross rental charged to expense over the lease term. The Lease Agreement was accounted for as an operating lease. For the three and six months ended June 30, 2014, revenue recognized from the profit on the sale was $1.0 million and $2.0 million, respectively, and the related rental expense was $3.1 million and $6.3 million, respectively. At December 31, 2013, the Company had a note receivable of $3.2 million related to the Sales Agreement classified in the Consolidated Balance Sheet as Prepaid expenses and other current assets. At June 30, 2014, the note receivable had been settled in full, and accordingly, no balance was remaining.
.
The following table provides an analysis of Depreciation and other amortization expense (in thousands):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Gross depreciation expense and other amortization	$8,125	$10,350	$15,959	$20,255
Capitalized depreciation for Multi-client library	(255)	(957)	(685)	(2,683)
Depreciation and other amortization included in SG&A	(633)	(914)	(1,266)	(1,820)
Depreciation and other amortization expense	$7,237	$8,479	$14,008	$15,752

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangibles included the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	9,810	9,493
	20,523	20,206
Accumulated amortization	(10,985)	(9,915)
Intangible assets, net	9,538	10,291
Goodwill	10,967	10,967
Total Goodwill and Intangible assets, net	$20,505	$21,258

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives ranging from two to fifteen years. Amortization expense for the three months ended June 30, 2014 and 2013 was $0.6 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $1.1 million and $1.6 million, respectively.

We monitor the carrying value of our long-lived assets for potential impairment at least annually and test the recoverability of such assets using “Level 3” inputs whenever events or a change in circumstances indicate that their carrying amounts may not be recoverable. There were no goodwill or intangible asset impairment charges for either of the three and six months ended June 30, 2014 or 2013.

NOTE 8 - INCOME TAXES

For 2013, the Company provided for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur. For the three and six months ended June 30, 2014, the Company provided for income taxes using the actual effective tax rate for the period.

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

The effective income tax expense (benefit) rate for the three months ended June 30, 2014 and 2013 was 2.2% and (25.4)%, respectively. The effective income tax expense (benefit) rate for the six months ended June 30, 2014 and 2013 was 2% and (20)%, respectively. The Company’s effective income tax rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-U.S. activities, and valuation allowances.

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

The Company was in compliance with all covenants under the DIP agreement as of June 30, 2014.

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

During the quarter ended June 30, 2014, term loan A was repaid and at December 31, 2013, the Company had a balance of $81.8 million of borrowing outstanding in respect to the term loan A under the September 2013 Financing Agreement with a weighted average interest rate of 10.75%.
Senior Notes

As of June 30, 2014 and December 31, 2013, the Company had outstanding $250.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Senior Notes”). The Senior Notes represent general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries on a senior unsecured basis. The Senior Notes were issued under two indentures with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The following is a brief summary of the material terms and conditions of the Senior Notes’ Indentures as they exist without regard to the Bankruptcy Case.

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

As a result of filing the Bankruptcy Case, we are in default of the covenants governing the Senior Notes, which are subject to the provisions of the Bankruptcy Code, including a default in the payment of $13.1 million in accrued interest that was due on May 31, 2014. Since March 24, 2014, the Company has not recorded interest expense on the Senior Notes. The amount of interest that would have accrued on the Senior Notes from March 24, 2014 through June 30, 2014, but for the filing of the Bankruptcy Case, was $7.0 million. In addition, under the indentures governing the Senior Notes and some of the Company’s other debt obligations, the acceleration of the Company’s obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the Company’s obligations. See Note 1 - Basis of Presentation.

Promissory Notes

From time to time, the Company issues short-term promissory notes to various foreign financial institutions to finance equipment purchases and fund working capital needs of its foreign operations. The balance outstanding under these promissory notes at June 30, 2014 and December 31, 2013 was $7.9 million and $9.8 million, respectively, at weighted average interest rates of 7.4% and 7.6%, respectively. As a result of filing the Bankruptcy Case, the Company was in default with respect to $7.1 million of these promissory notes as of June 30, 2014.

Notes payable - insurance and maintenance

In exchange for insurance and maintenance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes at June 30, 2014 and December 31, 2013 was $1.5 million and $0.5 million, respectively, at weighted average interest rates of 3.9% and 6.1%, respectively.  As a result of filing the Bankruptcy Case, the Company was in default with respect to these promissory notes as of June 30, 2014.

Letter of Credit Facility

In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash. After the filing of the Bankruptcy Case, the letter of credit was retracted. At June 30, 2014 and December 31, 2013, the balance owed on the letter of credit facility was approximately $0.5 million.

Debt Subject to Compromise

The ability of certain creditors to seek remedies to enforce their rights under these pre-petition debt agreements was automatically stayed as a result of the filing of the Bankruptcy Case, and the creditors’ rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Bankruptcy Case, the Company’s pre-petition unsecured long-term debt, net of unamortized original issuance discount of $254.1 million is included in Liabilities subject to compromise in the Condensed Consolidated Balance Sheet at June 30, 2014. Since March 24, 2014, the Company has not recorded interest expense on unsecured debt that is subject to compromise.

At June 30, 2014 and December 31, 2013, our total indebtedness consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Secured Debt
Senior Secured Term Loan Facility	$-	$81,765
Debtor-In-Possession financing	151,880	-
Notes payable-maintenance	69	167
Promissory notes	380	780
Total secured debt, not subject to compromise	152,329	82,712
Unsecured Debt
Senior notes	250,000	250,000
Promissory notes	7,562	9,017
Notes payable-insurance	1,400	346
Unsecured debt, subject to compromise	258,962	259,363
Unamortized discount	(4,821)	(5,533)
Total unsecured debt, subject to compromise (1)	254,141	253,830
Total debt-current (1)	$406,470	$336,542

(1) For 2014, total unsecured debt subject to compromise of $254,141 is within the Liabilities Subject To Compromise in the Condensed Consolidated Balance Sheet. See Note 2 - Liabilities Subject to Compromise.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

General

We are subject to lawsuits, investigations, and claims arising in the ordinary course of business. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that an adverse decision in any currently pending legal proceedings to which we are a party other than the Bankruptcy Case will have a material adverse effect on our financial condition. For a brief description of the Bankruptcy Case, see Note 1 - Basis of Presentation under the caption - Voluntary Reorganization under Chapter 11, and Note 19 - Subsequent Events.

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

Capital Leases

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of June 31, 2014 and December 31, 2013 was $3.8 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

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

On June 5, 2014, the U.S. Bankruptcy Court authorized the employment of Lazard Freres & Co. LLC (“LFC”) and Lazard Middle Market LLC (“LMM”, and collectively with LFC, “Lazard”)) as financial advisor and investment bankers to the Official Committee of Unsecured Creditors appointed in the Bankruptcy Case. In accordance with the terms set forth in an engagement letter effective April 22, 2014, the Company is obligated (a) to pay Lazard a restructuring fee of $0.9 million upon the earlier of (1) the confirmation and effectiveness of a plan of reorganization and (2) the consummation of a restructuring, and (b) to reimburse fees of Lazard of approximately $0.1 million per month during the engagement.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2014 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the ordinary course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their fair value due to the short maturity of those instruments or variable rates. As a result of filing the Bankruptcy Case, all debt has been reclassified to current. The fair value of the Senior Notes is determined by multiplying the principal amount by their market price. Due to the timing of funding of the Debtors’ initial debtor-in-possession financing on March 28, 2014, the carrying amount of such financing approximates its fair value. The following table sets forth, for accounting purposes and without giving effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19 - Subsequent Events), the Level 1 fair value of the Company’s financial assets and liabilities as of June 30, 2014 and December 31, 2013 (in thousands) are based on quoted prices for the Senior Notes as of such dates:

	June 30, 2014		December 31, 2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$197,045	$72,060	$196,608	$152,000
$50.0 million senior notes	$48,134	$19,000	$47,859	$38,000

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(43,723)	$(15,367)	$(73,900)	$(26,453)
Weighted average shares outstanding:
Basic	39,754	37,985	39,575	37,871
Diluted	-	-	-	-
Total	39,754	37,985	39,575	37,871
Basic loss per share	$(1.10)	$(0.41)	$(1.87)	$(0.70)
Diluted loss per share	$(1.10)	$(0.41)	$(1.87)	$(0.70)

For the six months ended June 30, 2014 and 2013, 1,975,600 and 2,621,000, respectively, out-of-the-money stock options have been excluded from diluted earnings per share as they are considered anti-dilutive.

NOTE 13 - STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation - Stock Compensation” for share-based payments, which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values. The information and amounts of costs and expenses for the Company’s stock-based compensation for the six months ended June 30, 2014 set forth below do not give effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19 - Subsequent Events). Under the Joint Plan of Reorganization, all existing equity interests in the Company, both common and preferred, will be cancelled and extinguished on the effective date of such Plan, and the holders thereof will receive no distribution under the Plan.

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

There were no options granted for the six months ended June, 30, 2014. The following assumptions were used for the six months ended June 30, 2013.

	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Risk-free interest rates	-	1.19%
Expected lives (in years)	-	7
Expected dividend yield	-	-
Expected volatility	-	78.76%

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

A summary of the activity of the Company’s stock option plan for the six months ended June 30, 2014 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance at December 31, 2013	2,426,000	$14.62	4.62	$4.52
Expired	-	-
Granted	-	-
Exercised	-	-
Forfeited	(450,400)	15.86		5.34
Balance at June 30, 2014	1,975,600	$14.34	4.39	$4.34
Exercisable at June 30, 2014	1,067,900	$26.18	4.33	$6.48

Outstanding options at June 30, 2014 expire during the period from April 2017 to November 2023 and have exercise prices ranging from $2.01 to $30.00 per share.

Compensation expense associated with outstanding stock options for the three months ended June 30, 2014 and 2013, was $0.2 million and $0.5 million, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, and was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2014 and 2013, the Company had 907,700 shares and 1,115,925 shares, respectively, of non-vested stock option awards. The total cost of non-vested stock option awards that the Company had not yet recognized at June 30, 2014 and 2013 was approximately $1.8 million and $3.0 million, respectively. Such amount at June 30, 2014 is expected to be recognized over a period of 3.50 years.

Restricted Stock

To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Generally, the stock vests over a three year period. A summary of the Company’s restricted stock awards for the six months ended June 30, 2014 is presented below:

	Number of Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	992,605	$2.87
Granted	1,500,044	1.52
Vested	(218,453)	5.69
Forfeited	(96,952)	4.71
Non-vested Restricted Stock Outstanding at June 30, 2014	2,177,244	$1.58

Compensation expense associated with restricted stock grants for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.9 million, respectively, and $1.5 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively, and was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The total cost of non-vested restricted stock awards which the Company had not yet recognized at June 30, 2014 and 2013 was approximately $3.1 million and $4.8 million, respectively. This amount at June 30, 2014 is expected to be recognized over the next three years.

Performance Unit Awards

During the six months ended June 30, 2014, the Company granted 1.5 million in performance unit awards, each of which contains a market condition, to executives and other key employees of the Company. The performance units granted may settle between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance unit awards will be determined based on a number of factors, including total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period. Expense associated with the performance unit awards for the three and six months ended June 30, 2014 was $1.0 and $1.9 million, respectively.

The fair value as of the grant date of each performance unit is determined based on a fair value from a Monte Carlo Simulation model to simulate the Company’s stock prices in order to measure the Total Shareholder Return (“TSR”) relative to other companies in the TSR peer group. The model also includes other company-specific metrics that are factored into the fair value of the performance units. The fair value of each performance unit is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 30, 2014, there were 2.4 million performance units outstanding.

A summary of the activity of the Company’s performance units’ awards for the six months ended June 30, 2014 is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2013	1,181,350	$7.70
Granted	1,443,668	2.09
Vested	-	-
Forfeited	(272,792)	5.44
Balance as of June 30, 2014	2,352,226	$4.12

As of June 30, 2014, there was $7.3 million of unrecognized compensation expense related to the unvested performance units, which is expected to be recognized over two years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. In March 2014, the board of directors approved the suspension of the ESPP due to the filing of the Bankruptcy Case. The ESPP remains suspended. The expense related to the ESPP for the three and six months ended June 30, 2014 and 2013 was immaterial to the Condensed Consolidated Financial Statements.

NOTE 14 - SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2014 and 2013 (in thousands). Proprietary Services accounted for 64% and 42% of total revenues for the three months ended June 30, 2014 and 2013, respectively, and Multi-client Services accounted for 36% and 58% of total revenues for the three months ended June 30, 2014 and 2013, respectively. Proprietary Services accounted for 64% and 37% of total revenues for the six months ended June 30, 2014 and 2013, respectively, and Multi-client Services accounted for 36% and 63% of total revenues for the six months ended June 30, 2014 and 2013, respectively.

The following tables summarizes operating income by segment (in thousands):

	Proprietary Services	Multi-client Services	Corporate	Total
Three Month Period Ended June 30, 2014 (unaudited):
Revenues	$55,908	$31,668	$-	$87,576
Operating Expenses(1)(2)	56,552	21,288	4,251	82,091
Multi-client library commissions	-	7,566	-	7,566
Selling, general and administrative expenses	-	-	10,736	10,736
Gain on disposal of property and equipment, net	-	-	(676)	(676)
Operating (loss) income	$(644)	$2,814	$(14,311)	$(12,141)

Segment Assets	$59,434	$180,124	$141,166	$380,724

Three Month Period Ended June 30, 2013: (unaudited)
Revenues	$26,123	$36,578	$-	$62,701
Operating Expenses(1)(2)	25,525	24,454	5,905	55,884
Multi-client library commissions	-	5,932	-	5,932
Selling, general and administrative expenses	-	-	13,156	13,156
Gain on disposal of property and equipment, net	-	-	(289)	(289)
Operating income (loss)	$598	$6,192	$(18,772)	$(11,982)

Segment Assets	$53,412	$310,832	$134,636	$498,880

(1) Corporate operating expenses represent depreciation, net associated with the assets not utilized in operations during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

	Proprietary Services	Multi-client Services	Corporate	Total
Six Month Period Ended June 30, 2014 (unaudited):
Revenues	$96,469	$55,390	$-	$151,859
Operating Expenses(1)(2)	102,229	35,174	7,961	145,364
Multi-client library commissions	-	11,742	-	11,742
Selling, general and administrative expenses	-	-	24,726	24,726
Gain on disposal of property and equipment, net	-	-	(2,908)	(2,908)
Operating (loss) income	$(5,760)	$8,474	$(29,779)	$(27,065)

Segment Assets	$59,434	$180,124	$141,166	$380,724

Six Month Period Ended June 30, 2013: (unaudited)
Revenues	$53,660	$92,835	$-	$146,495
Operating Expenses(1)(2)	49,574	59,267	10,673	119,514
Multi-client library impairment	-	12,992	-	12,992
Multi-client library commissions	-	5,932	-	5,932
Selling, general and administrative expenses	-	-	27,574	27,574
Gain on disposal of property and equipment, net	-	-	(2,925)	(2,925)
Operating income (loss)	$4,086	$14,644	$(35,322)	$(16,592)

Segment Assets	$53,412	$310,832	$134,636	$498,880

(1) Corporate operating expenses represent depreciation, net associated with the assets not utilized in operations during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During the six months ended June 30, 2014 the Company made matching contributions equal to 100% of the first 3% and 50% of the next 4% of eligible compensation contributed by participating personnel. During the six months ended June 30, 2013, the Company made matching contributions equal to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by participating personnel. The Company’s matching contributions for the three months ended June 30, 2014 and 2013 were approximately $0.3 million and $0.2 million, respectively. The Company’s matching contributions for the six months ended June 30, 2014 and 2013 were approximately $0.8 million and $0.5 million, respectively. The total amount of the expected employer contribution for the year 2014 is $1.4 million.

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

NOTE 16 - PREFERRED STOCK

In December 2013, the Company issued 347,827 Depositary Shares each representing a 1/1000th ownership interest in a share of the Company’s 11.5% Series A Cumulative Preferred Stock, with a liquidation preference of $25,000 per preferred share ($25.00 per Depositary Share). Holders of the Series A Preferred Stock are entitled to cumulative dividends (whether or not declared) at the rate of 11.5% per year of the liquidation preference per share of the Preferred Stock (equivalent to an annual rate of $2,875 per preferred share or an annual rate of $2.875 per Depositary Share). The balance issued and outstanding at June 30, 2014 and December 31, 2013, was $0.3 million. For the three months ended March 31, 2014, the Company paid $0.2 million in dividends payable for January and February 2014. In connection with the Bankruptcy Case, the Company suspended the dividend payment scheduled for March 31, 2014 and all future dividend payments.

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

Separate condensed consolidating financial information for the Company and the guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 are presented in the tables below (in thousands). The Company and the Guarantors are all Debtors in the Bankruptcy Case, other than Global Eurasia, LLC. None of the non-Guarantors are Debtors in the Bankruptcy Case.

NOTE 17 - Continued

	As of June 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$134,476	$37,564	$(62,403)	$109,637

MULTI-CLIENT LIBRARY, net	166,880	2,954	-	169,834

PROPERTY AND EQUIPMENT, net	70,181	2,317	-	72,498

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	40,859	(40,854)	(5)	-

OTHER ASSETS	25,972	2,783	-	28,755

TOTAL ASSETS	$438,369	$4,764	$(62,409)	$380,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES CURRENT	$218,992	$60,015	$(62,408)	$216,599

LIABILITIES SUBJECT TO COMPROMISE	267,553	-	-	267,553

TOTAL LIABILITIES	486,545	60,015	(62,408)	484,152

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(48,176)	(55,251)	(1)	(103,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$438,369	$4,764	$(62,409)	$380,724

NOTE 17 - Continued

	As of December 31, 2013 (audited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$137,507	$9,936	$(56,918)	$90,525

MULTI-CLIENT LIBRARY, net	191,080	1,350	-	192,430

PROPERTY AND EQUIPMENT, net	78,403	1,290	-	79,693

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	27,602	(27,597)	(5)	-

OTHER ASSETS	27,109	3,150	-	30,259

TOTAL ASSETS	$461,702	$(11,871)	$(56,924)	$392,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES	$430,823	$52,082	$(56,923)	$425,982
LONG-TERM LIABILITIES	-	254	-	254
TOTAL LIABILITIES	430,823	52,336	(56,923)	426,236
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	30,879	(64,207)	(1)	(33,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$461,702	$(11,871)	$(56,924)	$392,907

NOTE 17 - Continued

	Three Month Period Ended June 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$72,211	$16,743	$(1,378)	$87,576

OPERATING EXPENSES	74,293	8,871	(1,073)	82,091

MULTI-CLIENT LIBRARY COMMISSIONS	7,566	-	-	7,566

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,640	2,401	(305)	10,736

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(676)	-	-	(676)
		-	-
(LOSS) INCOME FROM OPERATIONS	(17,612)	5,471	-	(12,141)

OTHER EXPENSE
Interest expense, net (contractual interest $6.6 million)	5,214	164	-	5,378
Reorganization items, net	12,062	-	-	12,062
Loss on extinguishment of debt	13,594	-	-	13,594
Other income, net	(79)	(318)	-	(397)
TOTAL OTHER EXPENSE (INCOME)	30,791	(154)	-	30,637

(LOSS) INCOME BEFORE INCOME TAXES	(48,403)	5,625	-	(42,778)

INCOME TAX EXPENSE	698	247	-	945

(LOSS) INCOME AFTER INCOME TAXES	(49,101)	5,378	-	(43,723)

NET (LOSS) INCOME, attributable to common stockholders	$(49,101)	$5,378	$-	$(43,723)

NOTE 17 - Continued

	Three Month Period Ended June 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$47,901	$16,488	$(1,688)	$62,701

OPERATING EXPENSES	43,638	13,698	(1,452)	55,884

MULTI-CLIENT LIBRARY COMMISSIONS	5,932	-	-	5,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,845	3,547	(236)	13,156

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(289)	-	-	(289)

LOSS FROM OPERATIONS	(11,225)	(757)	-	(11,982)

OTHER EXPENSE
Interest expense, net	8,379	71	-	8,450
Other (income) expense, net	(69)	387	-	318
TOTAL OTHER EXPENSE	8,310	458	-	8,768

LOSS BEFORE INCOME TAXES	(19,535)	(1,215)	-	(20,750)

INCOME TAX (BENEFIT) EXPENSE	(5,832)	564	-	(5,268)

LOSS AFTER INCOME TAXES	(13,703)	(1,779)	-	(15,482)

NET LOSS, attributable to non-controlling interests	(115)	-	-	(115)

NET LOSS, attributable to common stockholders	$(13,588)	$(1,779)	$-	$(15,367)

NOTE 17 - Continued

	Six Month Period Ended June 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$122,715	$32,940	$(3,796)	$151,859

OPERATING EXPENSES	130,528	18,075	(3,239)	145,364

MULTI-CLIENT LIBRARY COMMISSIONS	11,742	-	-	11,742

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,955	5,328	(557)	24,726

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,908)	-	-	(2,908)

(LOSS) INCOME FROM OPERATIONS	(36,602)	9,537	-	(27,065)

OTHER EXPENSE
Interest expense, net (contractual interest $0.7 million)	14,752	257	-	15,009
Prepetition professional fees	2,271	-	-	2,271
Reorganization items, net	13,182	-	-	13,182
Loss on extinguishment of debt	13,594	-	-	13,594
Other expense (income), net	240	(300)	-	(60)
TOTAL OTHER EXPENSE	44,039	(43)	-	43,996

(LOSS) INCOME BEFORE INCOME TAXES	(80,641)	9,580	-	(71,061)

INCOME TAX EXPENSE	2,287	552	-	2,839

NET (LOSS) INCOME AFTER INCOME TAXES	$(82,928)	$9,028	$-	$(73,900)

NOTE 17 - Continued

	Six Month Period Ended June 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$123,251	$26,271	$(3,027)	$146,495

OPERATING EXPENSES	98,269	23,840	(2,595)	119,514

MULTI-CLIENT LIBRARY IMPAIRMENT	12,992	-	-	12,992

MULTI-CLIENT LIBRARY COMMISSIONS	5,932	-	-	5,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,858	6,148	(432)	27,574

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,925)	-	-	(2,925)

LOSS FROM OPERATIONS	(12,875)	(3,717)	-	(16,592)

OTHER EXPENSE
Interest expense, net	16,634	205	-	16,839
Other (income) expense, net	(125)	310	-	185
TOTAL OTHER EXPENSE	16,509	515	-	17,024

LOSS BEFORE INCOME TAXES	(29,384)	(4,232)	-	(33,616)

INCOME TAX (BENEFIT) EXPENSE	(7,979)	1,226	-	(6,753)

LOSS AFTER INCOME TAXES	(21,405)	(5,458)	-	(26,863)

NET LOSS, attributable to non-controlling interests	(410)	-	-	(410)

NET LOSS, attributable to common stockholders	$(20,995)	$(5,458)	$-	$(26,453)

NOTE 17 - Continued

	Six Month Period Ended June 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(30,905)	$12,772	$-	$(18,133)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,125)	(7,701)	-	(13,826)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	50,587	(449)	-	50,138

NET INCREASE IN CASH AND CASH EQUIVALENTS	$13,557	$4,622	$-	$18,179

	Six Month Period Ended June 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$38,955	$(2,337)	$-	$36,618

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(45,854)	(2,091)	-	(47,945)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,930)	579	-	(1,351)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(8,829)	$(3,849)	$-	$(12,678)

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

NOTE 19 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the Condensed Consolidated Financial Statements are issued. The Company evaluated such events and transactions through the date the Condensed Consolidated Financial Statements were filed electronically with the SEC. For information relating to certain developments after June 30, 2014 relating to the Joint Plan of Reorganization and Backstop Agreement, see Note 10 – Commitments and Contingencies.

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

Legal Proceedings

For a description of certain developments subsequent to June 30, 2014 in legal proceedings affecting the Company, see Note 1 - Basis of Presentation and Note 10 - Commitments and Contingencies.

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

For additional information regarding the Bankruptcy Case, assumptions regarding our ability to continue as a going concern and the events leading to the Debtors seeking protection under the Bankruptcy Code, see Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11 to our Condensed Consolidated Financial Statements and Liquidity and Capital Resources-Liquidity below. For additional information regarding developments in the Bankruptcy Case, including with respect to the Joint Plan of Reorganization and the Backstop Agreement, see Note 19 - Subsequent Events to our Condensed Consolidated Financial Statements. For additional information regarding the Debtors’ Debtor-In-Possession financing, see - Liquidity and Capital Resources-Debtor-In-Possession Financing below.

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

As of June 30, 2014, we owned approximately 147,000 recording channels, which are primarily comprised of our AUTOSEIS® HDR systems. Our recording channels and systems are interoperable, which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

We generate revenues primarily by providing Proprietary Services and Multi-client Services to our clients. We generate revenues from Proprietary Services by conducting geophysical services, primarily seismic data acquisition, for our clients on a contractual basis where our clients generally obtain all rights to the seismic data acquired or other output of our efforts. Proprietary Services also include revenues generated by providing microseismic monitoring, data processing, and interpretation services. We generate revenue from Multi-client Services by selling non-exclusive licenses to seismic and other data we own as a part of our Multi-client data library.

During 2013, we began to increase our emphasis on our Proprietary Services segment outside the U.S. This reallocation of business mix is a component of our strategic efforts to generate higher cash margins in the business while reducing the capital allocated to investing in the Multi-client library. As of June 30, 2014, our backlog was approximately, $116.5 million, comprised of $112.9 million from Proprietary Services and $3.6 million from Multi-client Services. As evidence of this shift our backlog at June 30, 2013 was approximately $201.7 million and was comprised of $174.7 million from Proprietary Services and $27 million from Multi-client Services.

Since commercial operations began in May 2005, we have expanded not only our operational capabilities but also our service offerings to include land and transition zone seismic data acquisition, microseismic monitoring, processing, interpretation, and Multi-client services.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues.    The following table sets forth our consolidated revenues by segment for the periods indicated (in millions):

Revenues by Segment	Three Month Period Ended June 30,
	2014		2013
	(unaudited)
Proprietary Services	$55.9	64%	$26.1	42%
Multi-client Services:
Pre-commitments	8.6		14.1
Late sales	23.1		22.5
Total Multi-client Services	31.7	36%	36.6	58%
Total	$87.6	100%	$62.7	100%

Revenues by Area	Three Month Period Ended June 30,
	2014		2013
	(unaudited)
United States	$40.6	46%	$38.7	62%
International	47.0	54%	24.0	38%
Total	$87.6	100%	$62.7	100%

Revenues. We recorded revenues of $87.6 million for the three months ended June 30, 2014 compared to $62.7 million for the same period of 2013, an increase of $24.9 million, or 40%. We recorded revenues from Proprietary Services of $55.9 million for the three months ended June 30, 2014, compared to $26.1 million for the same period of 2013, an increase of $29.8 million, or 114%. Both overall increase in revenues and the increase in Proprietary Services revenues resulted from a higher weighting of our crew capacity being dedicated to our Proprietary Services segment in the 2014 quarter compared to the 2013 quarter. This reallocation of business mix is consistent with our previously announced efforts to reweight the business to international Proprietary Services in an effort to generate higher current cash margins.

Multi-client Services generated revenues of $31.7 million for the three months ended June 30, 2014 compared to $36.6 million for the same period of 2013, a decrease of $4.9 million, or 13%. Included in Multi-client Services revenue for the three months period ended June 30, 2013 was $1.0 million of late sales revenue associated with the SEI/GPI Agreement. Excluding this one-time late sale included in the 2013 period, Multi-client revenues decreased $3.9 million, or 11%, as compared to the same period in 2013 primarily as a result of the change in focus away from Multi-client Services in the 2014 period.

Pre-commitment revenues were down in the 2014 quarter as compared to the 2013 quarter by $5.5 million or 39% as a result of our reduced emphasis on acquiring new Multi-client Services programs in favor of an emphasis on Proprietary Services programs.

Operating expenses. Total operating expenses including depreciation and amortization increased by $26.2 million, or 47%, to $82.1 million for the three months ended June 30, 2014 from $55.9 million for the same period in 2013. Operating costs increased by $30.6 million, or 133% primarily as a result of lower capitalization of Multi-client Services program cost resulting from our shift away from Multi-client services to Proprietary Services in 2014.

Depreciation and Other Amortization. Depreciation, net and other amortization of intangible assets decreased by $1.4 million, or 15%, to $8.0 million for the three months ended June 30, 2014 in comparison to $9.4 million the same period in 2013. Gross depreciation expense for the three months ended June 30, 2014 was $7.7 million, of which, $0.3 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.4 million. Amortization of intangible assets was $0.6 million. Gross depreciation expense for the three months ended June 30, 2013 was $9.6 million, of which, $1.0 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $8.6 million. Amortization of intangible assets was $0.8 million.

Multi-client Library Amortization. Multi-client library amortization decreased by $3.2 million, or 13%, to $21.3 million for the three months ended June 30, 2014 in comparison to $24.5 million the same period in 2013. Overall, Multi-client library amortization expense decreased as a result of lower Multi-client Services revenues in the 2014 quarter as compared to the 2013 quarter. At the same time, our average amortization rate remained flat at 67% for both periods. During the three months ended June 30, 2014, approximately $3.3 million of library amortization expense was attributable to backstop amortization in comparison to $1.4 million in the same period in 2013. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

Total Depreciation and other amortization of intangibles, Multi-client library amortization and impairment decreased by $4.6 million, or 14%, to $29.3 million for the three months ended June 30, 2014 in comparison to $33.9 million the same period in 2013. This decline overall is driven by lower Multi-client library revenues in the 2014.

The following table summarizes Depreciation and other amortization and Multi-client library and other impairment for the periods indicated (amounts in millions):

	Three Month Period Ended June 30,
	2014	2013
	(unaudited)
Gross depreciation expense	$7.7	$9.6
Capitalized deprecation for Multi-client library	(0.3)	(1.0)
Depreciation, net	7.4	8.6
Multi-client amortization expense:
Multi-client library amortization	18.0	23.1
Backstop amortization	3.3	1.4
	21.3	24.5
Amortization expense of intangible assets	0.6	0.8
Multi-client library and other impairment	-	-
Depreciation and other amortization and Multi-client library	$29.3	$33.9

Average Multi-client amortization rate for the period	67%	67%

Multi-client Library Commission. After March 28, 2013, SEI/GPI received, as compensation for marketing the data covered by the SEI/GPI Agreement, a commission on all gross revenues resulting from the sub-licensing of the data subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client data library commissions expense in our Condensed Consolidated Statements of Operations. For the three months ended June 30, 2014 and 2013, we recorded commission expense of $7.6 million and $5.9, respectively. See Note 5 - Multi-client library to our Condensed Consolidated Financial Statements. Overall, commission expense in the quarter ended June 30, 2014 as compared to the same quarter in 2013 increased as a result of increased Multi-client library late sales in the 2014 period as compared to the 2013 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.5 million to $10.7 million for the three months ended June 30, 2014, from $13.2 million for the same period in 2013 resulting primarily from the Company’s previously reported efforts to reduce non-core activities.

Interest Expense, Net. Interest expense, net, decreased by $3.1 million, or 36%, to $5.4 million for the three months ended June 30, 2014, compared to $8.4 million for the same period of 2013. This decrease was primarily due to no longer accruing interest relating to prepetition debt since filing the Voluntary Petitions on March 25, 2014.

Pre-Petition Professional Fees. There were no such fees incurred for the quarter ended June, 2014 or for the same period of 2013.

Reorganization Items, Net. Reorganization items, net of $12.1 million, are post-petition professional fees associated with the Bankruptcy Case that were incurred after the filing of the Voluntary Petitions on March 25, 2014 and by June 30, 2014. There were no such fees during the same period of 2013.

Loss on extinguishment of debt. Loss of $13.6 million during three months ended June 30, 2014 is primarily due to payoff of the term loan under the September 2013 Financing Agreement. There was no such loss during the same period of 2013.

Other (income) expense, net. Other income, net was $0.4 million income for the three months ended June 30, 2014, compared to $0.3 million other expense, net for the same period of 2013. The change is primarily due to revaluation of accounts receivable, debt, payables and cash in Colombia.

Income Tax Expense (Benefit). Our income tax expense for the three months ended June 30, 2014 was $.9 million compared to income tax benefit of $5.3 million for the same period of 2013. The effective income tax expense (benefit) rate for the three months ended June 30, 2014 and 2013 was approximately 2% and (25)%, respectively.

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

	Three Month Period Ended June 30,
	2014	2013
	(unaudited)
Net loss, attributable to common stockholders	$(43,723)	$(15,367)
Net loss, attributable to non-controlling interests	-	(115)
Income tax expense (benefit)	945	(5,268)
Interest expense, net	5,378	8,450
EBIT(1)	$(37,400)	$(12,300)

Add: Reorganization items, net	12,062	-
Add: Multi-client library amortization	21,288	24,454
Add: Multi-client library impairment	-	-
Add: Depreciation and other amortization(2)	7,870	9,393
EBITDA(1)	$3,820	$21,547

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues.    The following table sets forth our consolidated revenues by segment for the periods indicated (in millions):

Revenues by Segment	Six Month Period Ended June 30,
	2014		2013
	(unaudited)
Proprietary Services	$96.5	64%	$53.7	37%
Multi-client Services:
Pre-commitments	19.9		42.7
Late sales	35.5		50.1
Total Multi-client Services	55.4	36%	92.8	63%
Total	$151.9	100%	$146.5	100%

Revenues by Area	Six Months Period Ended June 30,
	2014		2013
	(unaudited)
United States	$72.4	48%	$106.2	72%
International	79.5	52%	40.3	28%
Total	$151.9	100%	$146.5	100%

Revenues. We recorded revenues of $151.9 million for the six months ended June 30, 2014 compared to $146.5 million for the same period of 2013, an increase of $5.4 million, or 4%. We recorded revenues from Proprietary Services of $96.5 million for the six months ended June 30, 2014, compared to $53.7 million for the same period of 2013, in increase of $42.8 million, or 80%. Both overall increase in revenues and the increase in Proprietary Services revenues results from a higher weighting of our crew capacity being dedicated to our Proprietary Services segment in the first six months of 2014 compared to the same period in 2013. This reallocation of business mix is consistent with our previously announced efforts to reweight the business to international Proprietary Services in an effort to generate higher current cash margins.

Multi-client Services generated revenues of $55.4 million for the six months ended June 30, 2014 compared to $92.8 million for the same period of 2013, a decrease of $37.4 million, or 40%. Included in Multi-client Services revenue for the six months period ended June 30, 2013 was $24.3 million of late sales revenue associated with the SEI/GPI Agreement. Excluding this one-time late sale included in the 2013 period, Multi-client revenues were down as compared to the same period in 2013 primarily as a result of the change in strategic focus away from Multi-client Services in the 2014 period.

Pre-commitment revenues were down in the first six months of 2014 as compared to the same period in 2013 by $22.8 million or 53% as a result of our reduced emphasis on acquiring new Multi-client Services programs in favor of an emphasis on Proprietary Services programs.

Operating expenses. Total operating expenses increased by $25.9 million, or 22%, to $145.4 million for the six months ended June 30, 2014 from $119.5 million for the same period in 2013. Operating costs increased by $51.7 million, or 116% due to higher than expected operating costs for the six months ended June 30, 2014 in Kenya and Alaska as a result of start-up issues in those areas and lower capitalization of Multi-client Services program cost resulting from our shift away from Multi-client Services to Proprietary Services in the 2014.

Depreciation, net and Other Amortization. Depreciation, net and other amortization of intangible assets decreased by $2.2 million, or 13%, to $15.3 million for the six months ended June 30, 2014 in comparison to $17.5 million the same period in 2013. Gross depreciation expense for the six months ended June 30, 2014 was $14.9 million, of which, $0.7 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $14.2 million. Amortization of intangible assets was $1.1 million. Gross depreciation expense for the six months ended June 30, 2013 was $18.6 million, of which, $2.7 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $15.9 million. Amortization of intangible assets was $1.6 million.

Multi-client Library Amortization. Multi-client library amortization decreased by $24.1 million, or 41%, to $35.2 million for the six months ended June 30, 2014 in comparison to $59.3 million the same period in 2013. Overall, Multi-client amortization expense decreased as a result of lower Multi-client Services revenues in the 2014 period as compared to the 2013 driven by the one-time transaction with SEI/GPI in the first quarter 2013. During the six months ended June 30, 2014, approximately $4.8 million of library amortization expense was attributable to backstop amortization in comparison to $2.7 million in the same period in 2013. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

Multi-client Library Impairment. There were no Multi-client data library impairments for the six months ended June 30, 2014 compared to $13.0 million for the same period in 2013. The impairment for the 2013 period reflected a decrease in the expected cash flow generation potential of certain portions of the library.

Total depreciation and other amortization of intangibles, multi-client library amortization and impairment decreased by $39.3 million, or 44%, to $50.5 million for the six months ended June 30, 2014 in comparison to $89.8 million the same period in 2013. This decline overall is driven by lower Multi-client library revenues in the 2014 period along with higher impairments for the Multi-client library in the 2013 quarter.

The following table summarizes Depreciation and other amortization and Multi-client library and other impairment for the periods indicated (amounts in millions):

	Six Month Period Ended June 30,
	2014	2013
	(unaudited)
Gross depreciation expense	$14.9	$18.6
Capitalized deprecation for Multi-client library	(0.7)	(2.7)
Depreciation, net	14.2	15.9
Multi-client amortization expense:
Multi-client library revenue amortization	30.4	56.6
Backstop amortization	4.8	2.7
	35.2	59.3
Amortization expense of intangible assets	1.1	1.6
Multi-client library impairment	-	13.0
Depreciation and other amortization and Multi-client library	$50.5	$89.8

Average Multi-client amortization rate for the period	64%	78%

Multi-client Library Commission. After March 28, 2013, SEI/GPI received, as compensation for marketing the data covered by the SEI/GPI Agreement, a commission on all gross revenues resulting from the sub-licensing of the data subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commissions expense in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we recorded commission expense of $11.7 million and $5.9 million, respectively.  See Note 5 - Multi-Client Library to our Condensed Consolidated Financial Statements. Overall, commission expense in the six months ended June 30, 2014 as compared to the same period in 2013 increased as a result of high Multi-client library late sales in the 2014 period as compared to the 2013 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.9 million to $24.7 million for the six months ended June 30, 2014, from $27.6 million for the same period in 2013 resulting primarily from the Company’s previously reported efforts to reduce non-core activities over the balance of 2013.

Interest Expense, Net. Interest expense, net, decreased by $1.8 million, or 11%, to $15.0 million for the six months ended June 30, 2014, compared to $16.8 million for the same period of 2013. This decrease was primarily due to no longer accruing interest relating to pre-petition debt since filing the Voluntary Petitions on March 25, 2014.

Pre-Petition Professional Fees. For the six months ended June 30, 2014, pre-petition professional fees of $2.3 million were recognized during the period for financial advisory and restatement assistance leading up to our filing of the Bankruptcy Case. There were no such similar fees during the same period of 2013.

Reorganization Items, Net. Reorganization items, net of $13.2 million are post petition professional fees associated with the Bankruptcy Case that were incurred after the filing of the Voluntary Petitions on March 25, 2014 and by June 30, 2014. There were no such fees during the same period of 2013.

Loss on extinguishment of debt. Loss of $13.6 million during the six months ended June 30, 2014 is primarily due to payoff of the term loan under the September 2013 Financing Agreement. There was no such loss during the same period of 2013.

Other (income) expense, net. Other income, net was $0.1 million for the six months ended June 30, 2014, compared to $0.2 million other expense, net for the same period of 2013. The change is primarily due to revaluation of accounts receivable, debt, payables and cash in Colombia.

Income Tax Expense (Benefit). Our income tax expense for the six months ended June 30, 2014 was $2.8 million compared to income tax benefit of $6.8 million for the same period of 2013. The effective income tax expense (benefit) rate for the six months ended June 30, 2014 and 2013 was approximately 2% and (20)%, respectively. Our effective income tax rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

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

	Six Month Period Ended June 30,
	2014	2013
	(unaudited)
Net loss, attributable to common stockholders	$(73,900)	$(26,453)
Net loss, attributable to non-controlling interests	-	(410)
Income tax expense (benefit)	2,839	(6,753)
Interest expense, net	15,009	16,839
EBIT(1)	$(56,052)	$(16,777)

Add: Pre-petition professional fees and reorganization items, net	15,453	-
Add: Multi-client library amortization	35,174	59,267
Add: Multi-client library impairment	-	12,992
Add: Depreciation and other amortization(2)	15,274	17,572
EBITDA(1)	$9,849	$73,054

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

Liquidity and Capital Resources

Liquidity

Events Leading to Seeking Protection under Chapter 11

Prior to 2013, we placed a substantial emphasis on our Multi-client Services segment and building up our Multi-client library with external sources of financing. In fiscal years 2010, 2011 and 2012, our net cash used in investing activities exceeded our net cash provided by operating activities by $96.9 million, $64.8 million and $45.1 million, respectively. In those periods, we invested $201.2 million in 2010, $199.4 million in 2011 and $179.6 million in 2012, respectively, in our Multi-client library. We financed these investing activities, including our investments in our Multi-client library, primarily from issuances of long-term debt, our revolving credit facility and, for 2010, issuances of equity securities. Our net investment in Multi-client library increased from $145.9 million at year end 2010 to $232.5 million at year end 2011 and to $309.2 million at year end 2012.

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

The combination of these events led us to seek protection from our creditors under the Bankruptcy Code by filing the Voluntary Petitions on March 25, 2014. See Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11 and  Voluntary Reorganization under Chapter 11 above for a discussion of the Chapter 11 filing and Bankruptcy Case.

We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern. See Note 1- Basis of Presentation-Going Concern to our Condensed Consolidated Financial Statements.  For additional information relating to our Debtor-In-Possession financing and related matters, see Note 9 - Debt-Interim Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

As of June 30, 2014 and 2013, available liquidity consisted of the following (in millions):

	2014	2013
	(unaudited)
Available cash	$37.1	$10.7
Undrawn borrowing capacity under Revolving Credit Facility(1)	-	0.1
Total available liquidity	$37.1	$10.8

 (1) Borrowings under the Revolving Credit Facility were subject to certain limitations under provisions of the indentures relating to our Senior Notes. The Company paid off all borrowings under the Revolving Credit Facility and terminated the Revolving Credit Facility in September 2013.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in millions):

	Six Month Period Ended June 30,
	2014	2013
	(unaudited)
Net income and adjustments to reconcile net income (loss) to net cash	$(2.4)	$55.9
Effects of changes in operating assets and liabilities	(15.7)	(19.3)
Cash flows (used in) provided by operating activities	(18.1)	36.6
Cash flows (used in) investing activities	(13.8)	(47.9)
Cash flows (used in) provided by financing activities	50.1	(1.4)
Net increase (decrease) in cash and cash equivalents	$18.2	$(12.7)

Operating Activities

Historically, we have relied primarily on cash flows from operations to fund working capital for current and future operations. During the six months ended June 30, 2013, we also funded some of our working capital needs from proceeds of asset sales, including sales of seismic equipment and proceeds from a $25.0 million fee received upon execution of the SEI/GPI Agreement as described in Note 5 - Multi-client Library to our Condensed Consolidated Financial Statements. Net cash used in and provided by operating activities totaled $18.1 million and $36.6 million for the six months ended June 30, 2014 and 2013, respectively. This represented a decrease in operating cash flows of $54.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2014. The decrease in operational cash flow resulted primarily from higher than anticipated start-up costs for international proprietary projects; reduced revenues in programs in Colombia; increased project costs in Alaska; increased estimated taxes; slower than expected production in Kenya, and a project cancellation in Libya due to security concerns.

Investing Activities

Cash used in investing activities totaled $13.8 million and $47.9 million for the six months ended June 30, 2014 and 2013, respectively. The $34.1 million decrease in cash used in investing activities during the six months ended June 30, 2014, as compared to 2013, was primarily the result of reduced investment in Multi-client library reflecting the Company’s strategic shift toward Proprietary Services in 2014 and a reduced emphasis on new investment in the Multi-client library.

Investing activities during the six months ended June 30, 2014 and 2013 consisted primarily of the acquisition of new multi-client seismic data, recording equipment, vehicles, and other equipment needed to outfit new and existing crews. Cash investments in our Multi-client library totaled $11.8 million and $51.3 million for the six months ended June 30, 2014 and 2013, respectively. Investing activities for fiscal year 2014 are expected to consist primarily of investments in our Multi-client library and equipment purchases. The following tables set forth our investment in our Multi-client library for the periods indicated (in millions) and our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Six Month Period Ended June 30,
	2014	2013
	(unaudited)
Multi-client investment (period)
Cash	$11.8	$51.3
Capitalized depreciation (1)	0.7	2.7
Total	$12.5	$54.0

Investment (cumulative)
Cash	$656.4	$628.7
Capitalized depreciation (1)	60.2	58.0
Non-cash data swaps (2)	22.7	22.6
Total	739.3	709.3

Cumulative amortization and impairment	569.5	418.4
Multi-client net book value	$169.8	$290.9

(1)  Represents capitalized cost of the equipment, owned or leased, and used in connection with Multi-client Services.
(2)  Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities

Cash from financing activities increased by $50.1 million in the six months ended June 30, 2014 as compared to the same period 2013. The increased cash inflow was primarily the result of the interim and final Debtor-In-Possession financing that was funded on March 28, 2014 and on April 25, 2014, respectively, net of repayment of the indebtedness of the September 2013 Financing Agreement (including payment of certain fees and expenses) in full. See Note 9 - Debt-Interim Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

See our Condensed Consolidated Financial Statements presented elsewhere in this Quarterly Form 10-Q for more information on our historical operating, investing, and financing cash flows.

Capital Resources

See Note 9 - Debt to our Condensed Consolidated Financial Statements for additional discussion relating to our indebtedness.

Events of Default on Indebtedness

By letter dated March 24, 2014, TPG Specialty Lending, Inc., as collateral agent, administrative agent and lender under the September 2013 Financing Agreement, dated as of September 30, 2013, between the Company, as borrower, certain subsidiary guarantors listed therein, and the other lenders and agents party thereto, accelerated the payment of our obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million. Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and allowed the holders of such debt to accelerate the respective obligations, subject to the provisions of the Bankruptcy Code. The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013. As a result, all debt obligations of the Company were classified as current in our Consolidated Balance Sheet as of December 31, 2013. Since the Company plans to restructure its debt and, if the Company meets the requirement of ASC 850-10-45-19, adopt fresh start accounting, all debt obligations are classified as current as of June 30, 2014.

Additionally, the filing of the Voluntary Petitions described above constituted an event of default or otherwise triggered repayment obligations under the express terms of certain instruments and agreements relating to direct financial obligations of certain of the Debtors (the “Debt Documents”). As a result of such an event of default or triggering event, all obligations under the Debt Documents, by the terms of the Debt Documents, have or may become due and payable, subject to the provisions of the Bankruptcy Code. We believe that any efforts to enforce payment obligations against the Debtors under the indentures governing the Senior Notes or the Debt Documents are stayed as a result of the filing of the Voluntary Petitions in the Court. The material Debt Documents, and the approximate principal amount of debt outstanding thereunder as of June 30, 2014, includes $250 million aggregate principal amount of Senior Notes, approximately $7.2 million of bank debt owed to lenders in Colombia and approximately $3.8 million in capital leases relating to various equipment.

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

The Company was in compliance with all covenants under the DIP agreement as of June 30, 2014.

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

September 2013 Financing Agreement

The September 2013 Financing Agreement provided for the Facility (i) a senior secured first lien term loan A in the amount of $82.8 million and (ii) a senior secured first lien delayed-draw term loan B in the amount of $22.2 million. The term loan A was funded at closing, and the proceeds of the term loan A were used to pay in full indebtedness outstanding under the Company’s previous revolving credit facility with Bank of America, N.A. and to pay related fees and expenses. The commitments in respect of the term loan B have been terminated.

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

Promissory Notes

From time to time, we have issued short term promissory notes to various financial institutions to finance equipment purchases and working capital needs. The balance outstanding under these promissory notes as of June 30, 2014 and December 31, 2013 was $7.9 million and $9.8 million, respectively, at weighted average interest rates of 7.4% and 7.6%, respectively.

Capital Leases

From time to time, we have entered into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of June 30, 2014 and December 31, 2013 was $3.8 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

Letter of Credit Facility

In February 2007, we entered into a $10.0 million revolving line of credit which is secured by restricted cash. The terms of the letter of credit facility only allows for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time. As of June 30, 2014 and December 31, 2013, the letters of credit outstanding were $0.5 million for each period.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2014 and 2013 were $18.7 million and $62.4 million, respectively. The $18.7 million capital expenditures in 2014 consisted of $6.2 million of cash investments in property and equipment and $12.5 million invested in our Multi-client library. The multi-client investment for 2014 was comprised of a cash investment of $11.8 million and $0.7 million in capitalized depreciation. The $62.4 million capital expenditures in 2013 consisted of $8.4 million of cash investments in property and equipment and $54.0 million invested in our Multi-client library. The multi-client investment for 2013 was comprised of a cash investment of $51.3 million and $2.7 million in capitalized depreciation.

We also expect that our capital expenditures and investment in our Multi-client data library going forward may be affected while we operate as a Debtor-In-Possession during our Bankruptcy Case.

We continuously reevaluate our capital budget based on market conditions and other factors and may defer or accelerate capital expenditures depending on market conditions or our financing arrangements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the quarter ended June 30, 2014.

Backlog

Our backlog represents contracts for services that have been entered into but which have not yet been completed. At June 30, 2014, we had a backlog of work to be completed on contracts of approximately $116.5 million. Of this amount, approximately $106.40 million relates to international programs and $10.1 million relates to North America. Of the $116.5 million in backlog, approximately $112.9 million is for Proprietary Services and $3.6 million is for Multi-client Services. At June 30, 2013, we had a backlog of work to be completed of $201.7 million. Of this amount, approximately $151 million relates to international programs and $50.7 million relates to North America. Of the $201.7 million amount, approximately $174.7 million was for Proprietary Services and $27 million was for Multi-client Services. At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $113.8 million. Of this amount, approximately $75.7 million related to international programs and $38.1 million related to North America. Of the $113.8 million in backlog, approximately $101.9 million was for Proprietary Services and $11.9 million was for Multi-client Services.

Backlog by Segment
	June 30, 2014	December 31, 2013	June 30, 2013
Proprietary Services	$112.9	$101.9	$174.7
Multi-client Services	3.6	11.9	27.0
Total	$116.5	$113.8	$201.7

Backlog by Area
United States	$10.1	$38.1	$50.7
International	106.4	75.7	151.0
Total	$116.5	$113.8	$201.7

Backlog at any point in time is affected by the timing of award of new contracts. Due to the timing of our contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the fiscal year 2014. Many projects we perform can be completed in a relatively short period of time, typically several months. Larger projects may take a year or more to be completed. Generally, mobilization starts shortly after the signing of a customer contract. Additionally, contracts for services are occasionally modified by mutual consent of the parties and in some instances may be terminated under certain circumstances by the customer on short notice without penalty. As a result, along with projects extending beyond fiscal year 2014, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period. See the discussion in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors-Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and terminations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the exposure to market risk has not changed materially since then.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Form 10-Q. As described below, we have identified material weaknesses that continue to exist as of June 30, 2014. As a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

In light of the material weaknesses, in preparing our Condensed Consolidated Financial Statements as of and for the quarter ended June 30, 2014, we performed additional analyses and other post-closing procedures in an effort to ensure our Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. Additionally, during the last quarter of 2013 and first quarter of 2014, we began to implement additional controls and procedures, as discussed below, that are intended to remediate the material weaknesses.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is included in Note 10 - Commitments and Contingencies to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

10.1
Financing Agreement dated as of April 14, 2014 among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2014)

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