Form 10-Q
period 2014-09-30
Global Geophysical Services Inc
filed 2014-11-26
CIK 1311486

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes    [ x ]                    No   [   ]
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
Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

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

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$21,088	$18,900
Restricted cash investments	481	985
Accounts receivable, net	45,829	51,080
Mobilization costs, net	18,158	13,051
Prepaid expenses and other current assets	5,754	6,509
	91,310	90,525

MULTI-CLIENT LIBRARY, net	159,192	192,430

PROPERTY AND EQUIPMENT, net	66,646	79,693

GOODWILL	10,967	10,967

INTANGIBLE ASSETS, net	9,215	10,291

DEBT ISSUANCE COSTS, net	6,520	8,801

OTHER ASSETS	452	200

TOTAL ASSETS	$344,302	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
 (in thousands, except par value and share amounts)

	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)
CURRENT LIABILITIES
Account payable and accrued expenses	$42,289	$48,682
Debt (includes Debtor-In-Possession financing of $152.0 million)	152,035	336,542
Capital lease obligations	2,849	5,764
Income and other taxes payable	4,511	7,144
Deferred revenue	7,494	26,361
Other payables	551	1,489
TOTAL LIABILITIES-CURRENT	209,729	425,982

LIABILITIES SUBJECT TO COMPROMISE	267,048	-

LONG-TERM LIABILITIES	-	254
TOTAL LIABILITIES	476,777	426,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS DEFICIT’
Preferred Stock, 11.5% Series A Cumulative, $0.01 par value, 5.0 million shares authorized 0.3 million shares and 0.3 million shares issued and 0.3 million shares and 0.3 million shares outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.01 par value, 100.0 million shares authorized 50.0 million and 48.5 million shares issued and 39.7 million and 38.3 million shares outstanding at September 30, 2014 and December 31, 2013, respectively	500	485
Additional paid-in capital	275,154	269,421
Accumulated deficit	(311,597)	(206,704)
	(35,943)	63,202
Treasury stock, at cost, 10.3 and 10.2 million shares, respectively, at September 30, 2014 and December 31, 2013	(96,532)	(96,531)
TOTAL STOCKHOLDERS’ DEFICIT	(132,475)	(33,329)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$344,302	$392,907

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES
Proprietary revenues	$42,547	$36,399	$139,016	$90,059
Multi-client library pre-commitments	8,889	14,481	28,825	57,146
Multi-client library late sales	16,672	14,145	52,126	64,315
TOTAL REVENUES	68,108	65,025	219,967	211,520

OPERATING EXPENSES
Operating costs	34,689	35,269	130,871	79,764
Multi-client library amortization	14,453	23,166	49,627	82,433
Depreciation and other amortization	7,790	8,884	21,798	24,636
TOTAL OPERATING EXPENSES	56,932	67,319	202,296	186,833

MULTI-CLIENT LIBRARY AND OTHER IMPAIRMENT	-	1,039	-	14,031
MULTI-CLIENT LIBRARY COMMISSIONS	7,223	5,173	18,965	11,105
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,462	12,168	44,188	39,742
GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,281)	(4,712)	(5,189)	(7,637)

LOSS FROM OPERATIONS	(13,228)	(15,962)	(40,293)	(32,554)

OTHER EXPENSE
Interest expense, net (contractual interest $6.6 and $13.6 million during three and nine months ended September 30, 2014)	6,034	8,904	21,043	25,743
Prepetition professional fees	-	-	2,271	-
Reorganization items, net	10,318	-	23,500	-
Loss on extinguishment of debt	-	-	13,594	-
Other expense, net	579	432	519	617
TOTAL OTHER EXPENSE	16,931	9,336	60,927	26,360

LOSS BEFORE INCOME TAXES	(30,159)	(25,298)	(101,220)	(58,914)

INCOME TAX EXPENSE (BENEFIT)
Current	667	(548)	3,506	(7,520)
Deferred	-	3,595	-	3,814
TOTAL INCOME TAX EXPENSE (BENEFIT)	667	3,047	3,506	(3,706)

LOSS AFTER INCOME TAXES	(30,826)	(28,345)	(104,726)	(55,208)

NET LOSS (GAIN), attributable to non-controlling interests	-	98	-	(312)

NET LOSS, attributable to common stockholders	$(30,826)	$(28,443)	$(104,726)	$(54,896)

LOSS PER COMMON SHARE
Basic	$(0.78)	$(0.75)	$(2.64)	$(1.45)
Diluted	$(0.78)	$(0.75)	$(2.64)	$(1.45)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,723	38,087	39,625	37,944
Diluted	39,723	38,087	39,625	37,944

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Month Period Ended September 30,
	2014	2013
	(unaudited)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28,379)	$53,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,706)	(8,303)
Investment in Multi-client library	(15,324)	(61,405)
Proceeds from the sale of assets	6,216	11,891
Proceeds from involuntary conversion of assets	-	4,500
Other	146	180
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(17,668)	(53,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Debtor-In-Possession financing	151,881	-
Net payments on revolving credit facility and senior notes	(91,270)	3,740
Debt issuance costs	(4,630)	(5,025)
Principal payments on capital lease obligations	(2,915)	(5,380)
Other	(4,831)	(274)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,235	(6,939)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,188	(6,585)

CASH AND CASH EQUIVALENTS, beginning of period	18,900	23,359
CASH AND CASH EQUIVALENTS, end of period	$21,088	$16,774

See accompanying notes to Condensed Consolidated Financial Statements.

GLOBAL GEOPHYSICAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit

Balances at January 1, 2014	$485	$-	$269,421	$(96,531)	$(206,704)	$(33,329)

Issue of common stock	15	-	-	-	-	15

Stock-based compensation expense	-	-	5,733	-	-	5,733

Preferred stock dividends	-	-	-	-	(167)	(167)

Purchase of treasury stock	-	-	-	(1)	-	(1)

Net loss	-	-	-	-	(104,726)	(104,726)

Balances at September 30,2014	$500	$-	$275,154	$(96,532)	$(311,597)	$(132,475)

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

The Condensed Consolidated Financial Statements of the Company as of and for the three and nine months ended September 30, 2014 are unaudited and have been prepared on the same basis as the audited Consolidated Financial Statements as of and for the year ended December 31, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the 2013 Condensed Consolidated Financial Statements have been reclassified to conform to the classifications in the 2014 Condensed Consolidated Financial Statements.

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

For additional information regarding the Debtors’ interim Debtor-In-Possession financing, see Note 9 - Debt. For additional information regarding the Debtors’ final Debtor-In-Possession financing and the Debtors’ Joint Plan of Reorganization, see Note 10 Commitments and Contingencies and Note 19 - Subsequent Events.

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

NOTE 2 - LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise (in thousands):

September 30, 2014
(unaudited)
Accounts payable and accrued expenses	$13,609
Debt subject to compromise (See Note 9-Debt)	253,311
Other payables	128
Total liabilities subject to compromise	$267,048

NOTE 3 - REORGANIZATION ITEMS, NET

Professional advisory fees and other costs directly associated with the Bankruptcy Case are reported separately as reorganization items pursuant to ASC 852-10. Professional fees of $10.3 million and $23.5 million for the three and nine months ended September 30, 2014, respectively, include legal and other advisory fees subsequent to the Petition Date. In addition, $2.3 million of professional fees were recognized during the nine months ended September 30, 2014 for financial, legal and other professional advisory assistance leading up to the Petition Date.

NOTE 4 - SELECTED BALANCE SHEET ACCOUNTS

Accounts receivable, net included the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Accounts receivable, trade	$25,425	$27,138
Unbilled accounts receivable, trade	28,882	27,605
Allowance for doubtful accounts	(8,478)	(3,663)
Total accounts receivable, net	$45,829	$51,080

Bad debt expense, net of recovery for the three months ended September 30, 2014 and 2013 was $6.3 million and $(0.5) million, respectively, and $6.4 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Prepaid expenses and other current assets included the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Inventory	$107	$107
Prepaid expenses	5,632	3,227
Note receivables	15	3,175
Total prepaid expenses and other current assets	$5,754	$6,509

NOTE 5 - MULTI-CLIENT LIBRARY

Multi-client library included the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Multi-client library, at cost	$743,080	$726,691
Accumulated Multi-client library amortization	(495,665)	(446,038)
Multi-client library impairment	(88,223)	(88,223)
Total Multi-client library, (net)	$159,192	$192,430

Multi-client library impairments for the year ended December 31, 2013 reflect a decrease in the expected future cash flow generation potential of certain portions of the library. Of the $88.2 million of impairment recorded for the year ended December 31, 2013, $13.0 million occurred during the first nine months of 2013 and is classified in the Company’s Condensed Consolidated Statements of Operations as Multi-client library and other impairment.

Multi-client library amortization expense included the following (in thousands):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
	(unaudited )		(unaudited )
Multi-client library revenue amortization	$10,963	$20,088	$41,288	$76,642
Backstop amortization (1)	3,490	3,078	8,339	5,791
Total Multi-client library amortization expense	$14,453	$23,166	$49,627	$82,433

(1) Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than a four-year straight-line amortization value.

The Company entered into a License and Marketing Agreement dated March 28, 2013 (the “SEI/GPI Agreement”) with SEI/GPI JV LLC, a limited liability company jointly owned by Seismic Exchange, Inc. and Geophysical Pursuit, Inc. (“SEI/GPI”). Under the terms of the SEI/GPI Agreement, SEI/GPI provides exclusive marketing services for a substantial portion of the Company’s North American onshore Multi-client library. SEI/GPI paid a $25.0 million fee upon execution of the SEI/GPI Agreement. For the three and nine months ended September 30, 2013, the Company recorded the remaining late sale revenues of $0.7 million and $25.0 million, respectively, representing the portion of the fee related to completed library assets.

After March 28, 2013, SEI/GPI receives, as compensation for marketing the data, a commission on all gross revenues resulting from the sub-licensing of the Multi-client library subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commission expense in the Company’s Condensed Consolidated Statements of Operations. For the three months ended September 30, 2014 and 2013, the Company recorded commission expense of $7.2 million and $5.2 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded commission expense of $19.0 million and $11.1 million, respectively.

For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $0.5 million and $14.3 million, respectively, on Multi-client library late sale revenues related to the $25.0 million fee under the SEI/GPI Agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$243,796	$301,569
Computers and software	21,983	21,562
Buildings	13,624	13,624
Vessels	6,075	7,628
Land	2,157	2,157
Furniture and fixtures	78	78
	287,713	346,618
Accumulated depreciation	(224,797)	(269,884)
	62,916	76,734
Work-in-progress	3,730	2,959
Total Property and equipment, net	$66,646	$79,693

On December 30, 2013, AutoSeis, Inc. (“AutoSeis”), a wholly owned subsidiary of the Company, entered into a Cooperation Agreement (the “SES Agreement”) with Seismic Equipment Solutions (“SES”). Under the terms of the SES Agreement, SES became the exclusive provider for the rental and short-term leasing of the Company’s AUTOSEIS® HDR system in the geophysical equipment rental industry. In connection with entering into the SES Agreement, the following ancillary agreements were entered into: (i) AutoSeis and SES entered into a sales agreement providing, among other things, for the purchase by SES of equipment from AutoSeis (the “Sales Agreement”), and (ii) Global and SES entered into a lease agreement providing for the short-term rental by Global of the equipment that is the subject of the Sales Agreement (the “Lease Agreement”). The transaction was accounted for as a sale-leaseback in accordance with ASC 840. In connection with the signing of the SES Agreement, SES placed an order of $9.5 million for an AUTOSEIS® HDR nodal system comprised of 20,000 single-channel units and other related equipment. The Sales Agreement was accounted for as a sale of equipment with revenue recognized totaling $7.3 million upon the delivery of the first equipment order. Cost of sales of $7.3 million was recognized based on the cost of AUTOSEIS® HDR. The profit on the sale of $2.2 million, was deferred and recognized as revenue in proportion to the related gross rental charged to expense over the lease term. The Lease Agreement was accounted for as an operating lease. For the three and nine months ended September 30, 2014, revenue recognized from the profit on the sale was $0.2 million and $2.2 million, respectively, and the related rental expense was $0.7 million and $7.0 million, respectively. At December 31, 2013, the Company had a note receivable of $3.2 million related to the Sales Agreement classified in the Consolidated Balance Sheet as Prepaid expenses and other current assets. At September 30, 2014, the note receivable had been settled in full, and accordingly, no balance was remaining.

The following table provides an analysis of Depreciation and other amortization expense (in thousands):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Gross depreciation expense and other amortization	$8,684	$11,071	$24,643	$31,326
Capitalized depreciation for Multi-client library	(242)	(1,060)	(927)	(3,743)
Depreciation and other amortization included in SG&A	(652)	(1,127)	(1,918)	(2,947)
Depreciation and other amortization expense	$7,790	$8,884	$21,798	$24,636

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangibles included the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Customer list	$3,984	$3,984
Trademark	1,759	1,759
Patents	3,913	3,913
Non-compete agreements	1,057	1,057
Intellectual property	10,034	9,493
	20,747	20,206
Accumulated amortization	(11,532)	(9,915)
Intangible assets, net	9,215	10,291
Goodwill	10,967	10,967
Total Goodwill and Intangible assets, net	$20,182	$21,258

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives ranging from two to fifteen years. Amortization expense for the three months ended September 30, 2014 and 2013 was $0.5 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1.6 million and $2.6 million, respectively.

At September 30, 2013, the Company finalized an agreement to divest its line-clearing business. As a result, the Company recorded an impairment charge for the amount of goodwill and intangible assets associated with the business totaling $1.0 million classified in the Consolidated Statement of Operations as a component of Multi-client library and other impairment.

We monitor the carrying value of our long-lived assets for potential impairment at least annually and test the recoverability of such assets using “Level 3” inputs whenever events or a change in circumstances indicate that their carrying amounts may not be recoverable. There were no goodwill or intangible asset impairment charges for either of the three and nine months ended September 30, 2014 or 2013.

NOTE 8 - INCOME TAXES

For 2013, the Company provided for income taxes during interim periods based on an estimate of the effective tax rate for the year.  Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period in which they occur. For the three and nine months ended September 30, 2014, the Company provided for income taxes using the actual effective tax rate for the period.

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

The effective income tax expense rate for the three months ended September 30, 2014 and 2013 was 3% and 12%, respectively. The effective income tax rate for the nine months ended September 30, 2014 and 2013 was 2% and (6)%, respectively. The Company’s effective income tax expense (benefit) rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-U.S. activities, and valuation allowances.

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

The Company was in compliance with all covenants under the DIP agreement as of September 30, 2014.

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

At September 30, 2014, term loan A was no longer outstanding and at December 31, 2013, the Company had a balance of $81.8 million of borrowing outstanding in respect to the term loan A under the September 2013 Financing Agreement with a weighted average interest rate of 10.75%.

Senior Notes

As of September 30, 2014 and December 31, 2013, the Company had outstanding $250.0 million aggregate principal amount of its 10.5% senior notes due 2017 (the “Senior Notes”). The Senior Notes represent general unsecured, senior obligations of the Company and are unconditionally guaranteed as to principal, premium, if any, and interest by the Company’s domestic subsidiaries on a senior unsecured basis. The Senior Notes were issued under two indentures with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The following is a brief summary of the material terms and conditions of the Senior Notes’ Indentures as they exist without regard to the Bankruptcy Case.

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

As a result of filing the Bankruptcy Case, we are in default of the covenants governing the Senior Notes, which are subject to the provisions of the Bankruptcy Code, including a default in the payment of $13.1 million in accrued interest that was due on May 31, 2014. Since March 24, 2014, the Company has not recorded interest expense on the Senior Notes. The amount of interest that would have accrued on the Senior Notes from March 24, 2014 through September 30, 2014, but for the filing of the Bankruptcy Case, was $13.5 million. In addition, under the indentures governing the Senior Notes and some of the Company’s other debt obligations, the acceleration of the Company’s obligations under the September 2013 Financing Agreement constituted a cross default and would have allowed the holders of such debt to accelerate the Company’s obligations. See Note 1 - Basis of Presentation.

Promissory Notes

From time to time, the Company issues short-term promissory notes to various foreign financial institutions to finance equipment purchases and fund working capital needs of its foreign operations. The balance outstanding under these promissory notes at September 30, 2014 and December 31, 2013 was $7.2 million and $9.8 million, respectively, at weighted average interest rates of 7.7% and 7.6%, respectively. As a result of filing the Bankruptcy Case, the Company was in default with respect to $7.1 million of these promissory notes as of September 30, 2014.

Notes payable - insurance and maintenance

In exchange for insurance and maintenance services provided, the Company from time to time issues negotiable promissory notes. The balance outstanding under these promissory notes at September 30, 2014 and December 31, 2013 was $0.7 million and $0.5 million, respectively, at weighted average interest rates of 3.7% and 6.1%, respectively. As a result of filing the Bankruptcy Case, the Company was in default with respect to these promissory notes as of September 30, 2014.

Letter of Credit Facility

In February 2007, the Company entered into a $10.0 million revolving line of credit which was secured by restricted cash. After the filing of the Bankruptcy Case, the letter of credit was retracted. At September 30, 2014 and December 31, 2013, the balance owed on the letter of credit was approximately $0.2 million.

Debt Subject to Compromise

The ability of certain creditors to seek remedies to enforce their rights under these pre-petition debt agreements was automatically stayed as a result of the filing of the Bankruptcy Case, and the creditors’ rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Bankruptcy Case, the Company’s pre-petition unsecured long-term debt, net of unamortized original issuance discount of $253.3 million is included in Liabilities subject to compromise in the Condensed Consolidated Balance Sheet at September 30, 2014. Since March 24, 2014, the Company has not recorded interest expense on unsecured debt that is subject to compromise.

At September 30, 2014 and December 31, 2013, our total indebtedness consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Secured Debt
Senior Secured Term Loan Facility	$-	$81,765
Debtor-In-Possession financing	151,880	-
Promissory notes	138	780
Notes payable-maintenance	17	167
Total secured debt, not subject to compromise	152,035	82,712
Unsecured Debt
Senior notes	250,000	250,000
Promissory notes	7,058	9,017
Notes payable-insurance	703	346
Unsecured debt, subject to compromise	257,761	259,363
Unamortized discount	(4,450)	(5,533)
Total unsecured debt, subject to compromise (1)	253,311	253,830
Total debt-current (1)	$405,346	$336,542

(1) For 2014, total unsecured debt subject to compromise of $253,311 is within the Liabilities Subject To Compromise in the Condensed Consolidated Balance Sheet. See Note 2 - Liabilities Subject to Compromise.

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

Capital Leases

From time to time, the Company enters into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of September 30, 2014 and December 31, 2013 was $2.8 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2014 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the ordinary course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and debt approximate their fair value due to the short maturity of those instruments or variable rates. As a result of filing the Bankruptcy Case, all debt has been reclassified to current. The fair value of the Senior Notes is determined by multiplying the principal amount by their market price. Due to the timing of funding of the Debtors’ initial debtor-in-possession financing on March 28, 2014, the carrying amount of such financing approximates its fair value. The following table sets forth, for accounting purposes and without giving effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19 - Subsequent Events), the Level 1 fair value of the Company’s financial assets and liabilities as of September 30, 2014 and December 31, 2013 (in thousands) are based on quoted prices for the Senior Notes as of such dates:

	September 30, 2014		December 31, 2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$200.0 million senior notes	$197,272	$11,836	$196,608	$152,000
$50.0 million senior notes	$48,278	$5,129	$47,859	$38,000

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(30,826)	$(28,443)	$(104,726)	$(54,896)
Weighted average shares outstanding:
Basic	39,723	38,087	39,625	37,944
Diluted	-	-	-	-
Total	39,723	38,087	39,625	37,944
Basic loss per share	$(0.78)	$(0.75)	$(2.64)	$(1.45)
Diluted loss per share	$(0.78)	$(0.75)	$(2.64)	$(1.45)

For the nine months ended September 30, 2014 and 2013, 1,806,100 and 2,388,400, respectively, out-of-the-money stock options have been excluded from diluted earnings per share as they are considered anti-dilutive.

NOTE 13 - STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation - Stock Compensation” for share-based payments, which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values. The information and amounts of costs and expenses for the Company’s stock-based compensation for the nine months ended September 30, 2014 set forth below do not give effect to the Bankruptcy Case or the Joint Plan of Reorganization (as defined in Note 19-Subsequent Events). Under the Joint Plan of Reorganization, all existing equity interests in the Company, both common and preferred, will be cancelled and extinguished on the effective date of such Plan, and the holders thereof will receive no distribution under the Plan.

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

There were no options granted during the nine months ended September 30, 2014. The following assumptions were used for the nine months ended September 30, 2013:

	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Risk-free interest rates	-	1.19%
Expected lives (in years)	-	7
Expected dividend yield	-	-
Expected volatility	-	78.76%

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

A summary of the activity of the Company’s stock option plan for the nine months ended September 30, 2014 is summarized as follows:

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value
Balance at December 31, 2013	2,426,000	$14.62	4.62	$4.52
Expired	-	-
Granted	-	-
Exercised	-	-
Forfeited	(619,900)	15.26		4.64
Balance at September 30, 2014	1,806,100	$14.40	5.48	$4.48
Exercisable at September 30, 2014	1,168,525	$23.93	3.81	$5.93

Outstanding options at September 30, 2014 expire during the period from April 2017 to November 2023 and have exercise prices ranging from $2.01 to $30.00 per share.

Compensation expense associated with outstanding stock options for the three months ended September 30, 2014 and 2013, was $0.2 million and $0.4 million, respectively, and $0.7 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively, and was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2014 and 2013, the Company had 637,575 shares and 1,060,025 shares, respectively, of non-vested stock option awards. The total cost of non-vested stock option awards that the Company had not yet recognized at September 30, 2014 and 2013 was approximately $1.6 million and $2.6 million, respectively. Such amount at September 30, 2014 is expected to be recognized over a period of 3.25 years.

Restricted Stock

To encourage retention and performance, the Company granted certain employees and consultants restricted shares of common stock with a fair value per share determined by multiplying the stock price on the date of the award by the number of shares awarded. Generally, the stock vests over a three year period. A summary of the Company’s restricted stock awards for the nine months ended September 30, 2014 is presented below:

	Number of Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	992,605	$2.87
Granted	1,500,044	1.52
Vested	(312,811)	5.46
Forfeited	(140,578)	4.70
Non-vested Restricted Stock Outstanding at September 30, 2014	2,039,260	$1.35

Compensation expense associated with restricted stock grants for the three months ended September 30, 2014 and 2013 was $0.8 million and $1.8 million, respectively, and $2.3 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, and was included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The total cost of non-vested restricted stock awards which the Company had not yet recognized at September 30, 2014 and 2013 was approximately $2.8 million and $4.1 million, respectively. This amount at September 30, 2014 is expected to be recognized over the next three years.

Performance Unit Awards

During the nine months ended September 30, 2014, the Company granted 1.4 million in performance unit awards, each of which contains a market condition, to executives and other key employees of the Company. The performance units granted may settle between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance unit awards will be determined based on a number of factors, including total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period. Expense associated with the performance unit awards for the three and nine months ended September 30, 2014 was $1.1 and $3.0 million, respectively.

The fair value as of the grant date of each performance unit is determined based on a fair value from a Monte Carlo Simulation model to simulate the Company’s stock prices in order to measure the Total Shareholder Return (“TSR”) relative to other companies in the TSR peer group. The model also includes other company-specific metrics that are factored into the fair value of the performance units. The fair value of each performance unit is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At September 30, 2014, there were 2.1 million performance units outstanding.

A summary of the activity of the Company’s performance units’ awards for the nine months ended September 30, 2014 is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2013	1,181,350	$7.70
Granted	1,443,668	2.09
Vested	-	-
Forfeited	(545,959)	4.53
Balance as of September 30, 2014	2,079,059	$4.18

As of September 30, 2014, there was $6.3 million of unrecognized compensation expense related to the unvested performance units, which is expected to be recognized over two years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), under which employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at three-month intervals. In March 2014, the board of directors approved the suspension of the ESPP due to the filing of the Bankruptcy Case. The ESPP remains suspended. The expense related to the ESPP for the three and nine months ended September 30, 2014 and 2013 was immaterial to the Condensed Consolidated Financial Statements.

NOTE 14 - SEGMENT INFORMATION

In accordance with the way management views the business, the Company has two reportable segments: Proprietary Services and Multi-client Services.

The following table sets forth significant information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands). Proprietary Services accounted for 62% and 56% of total revenues for the three months ended September 30, 2014 and 2013, respectively, and Multi-client Services accounted for 38% and 44% of total revenues for the three months ended September 30, 2014 and 2013, respectively. Proprietary Services accounted for 63% and 43% of total revenues for the nine months ended September 30, 2014 and 2013, respectively, and Multi-client Services accounted for 37% and 57% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

The following tables summarizes operating income by segment (in thousands):

	Proprietary Services	Multi-client Services	Corporate	Total
Three Month Period Ended September 30, 2014 (unaudited):
Revenues	$42,547	$25,561	$-	$68,108
Operating Expenses(1)(2)	38,367	14,453	4,112	56,932
Multi-client library commissions	-	7,223	-	7,223
Selling, general and administrative expenses	-	-	19,462	19,462
Gain on disposal of property and equipment, net	-	-	(2,281)	(2,281)
Operating income (loss)	$4,180	$3,885	$(21,293)	$(13,228)
Segment Assets	$54,817	$172,535	$116,950	$344,302

Three Month Period Ended September 30, 2013: (unaudited)
Revenues	$36,399	$28,626	$-	$65,025
Operating Expenses(1)(2)	38,091	23,166	6,062	67,319
Multi-client library and other impairment	-	-	1,039	1,039
Multi-client library commissions	-	5,173	-	5,173
Selling, general and administrative expenses	-	-	12,168	12,168
Gain on disposal of property and equipment, net	-	-	(4,712)	(4,712)
Operating (loss) income	$(1,692)	$287	$(14,557)	$(15,962)

Segment Assets	$35,659	$293,615	$140,900	$470,174

(1) Corporate operating expenses represent depreciation, net associated with the assets not utilized in operations during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

	Proprietary Services	Multi-client Services	Corporate	Total
Nine Month Period Ended September 30, 2014 (unaudited):
Revenues	$139,016	$80,951	$-	$219,967
Operating Expenses(1)(2)	140,596	49,627	12,073	202,296
Multi-client library commissions	-	18,965	-	18,965
Selling, general and administrative expenses	-	-	44,188	44,188
Gain on disposal of property and equipment, net	-	-	(5,189)	(5,189)
Operating (loss) income	$(1,580)	$12,359	$(51,072)	$(40,293)

Segment Assets	$54,817	$172,535	$116,950	$344,302
Nine Month Period Ended September 30, 2013: (unaudited)
Revenues	$90,059	$121,461	$-	$211,520
Operating Expenses(1)(2)	87,665	82,433	16,735	186,833
Multi-client library and other impairment	-	12,992	1,039	14,031
Multi-client library commissions	-	11,105	-	11,105
Selling, general and administrative expenses	-	-	39,742	39,742
Gain on disposal of property and equipment, net	-	-	(7,637)	(7,637)
Operating income (loss)	$2,394	$14,931	$(49,879)	$(32,554)
Segment Assets	$35,659	$293,615	$140,900	$470,174

(1) Corporate operating expenses represent depreciation, net associated with the assets not utilized in operations during the period.
(2) Multi-client Services operating expenses represent data library revenue and backstop amortization expense.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During the nine months ended September 30, 2014 the Company made matching contributions equal to 100% of the first 3% and 50% of the next 4% of eligible compensation contributed by participating personnel. During the nine months ended September 30, 2013, the Company made matching contributions equal to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by participating personnel. The Company’s matching contributions for the three months ended September 30, 2014 and 2013 were approximately $0.3 million and $0.2 million, respectively. The Company’s matching contributions for the nine months ended September 30, 2014 and 2013 were approximately $1.1 million and $0.7 million, respectively. The total amount of the expected employer contribution for the year 2014 is $1.4 million.

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

NOTE 16 - PREFERRED STOCK

In December 2013, the Company issued 347,827 Depositary Shares each representing a 1/1000th ownership interest in a share of the Company’s 11.5% Series A Cumulative Preferred Stock, with a liquidation preference of $25,000 per preferred share ($25.00 per Depositary Share). Holders of the Series A Preferred Stock are entitled to cumulative dividends (whether or not declared) at the rate of 11.5% per year of the liquidation preference per share of the Preferred Stock (equivalent to an annual rate of $2,875 per preferred share or an annual rate of $2.875 per Depositary Share). The balance issued and outstanding at September 30, 2014 and December 31, 2013, was $0.3 million. For the three months ended March 31, 2014, the Company paid $0.2 million in dividends payable for January and February 2014. In connection with the Bankruptcy Case, the Company suspended the dividend payment scheduled for March 31, 2014 and all future dividend payments.

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

Separate condensed consolidating financial information for the Company and the guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 are presented in the tables below (in thousands). The Company and the Guarantors are all Debtors in the Bankruptcy Case, other than Global Eurasia, LLC. None of the non-Guarantors are Debtors in the Bankruptcy Case.

NOTE 17 - Continued

	As of September 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$111,814	$45,316	$(65,820)	$91,310

MULTI-CLIENT LIBRARY, net	155,359	3,833	-	159,192

PROPERTY AND EQUIPMENT, net	64,410	2,236	-	66,646

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	50,369	(50,364)	(5)	-

OTHER ASSETS	24,594	2,560	-	27,154

TOTAL ASSETS	$406,547	$3,581	$(65,826)	$344,302

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES-CURRENT	$211,502	$64,051	$(65,824)	$209,729

LIABILITIES SUBJECT TO COMPROMISE	267,048	-	-	267,048

TOTAL LIABILITIES	478,550	64,051	(65,824)	476,777

TOTAL STOCKHOLDERS’ DEFICIT	(72,003)	(60,470)	(2)	(132,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$406,547	$3,581	$(65,826)	$344,302

NOTE 17 - Continued

	As of December 31, 2013 (audited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
BALANCE SHEET ASSETS

CURRENT ASSETS	$137,507	$9,936	$(56,918)	$90,525

MULTI-CLIENT LIBRARY, net	191,080	1,350	-	192,430

PROPERTY AND EQUIPMENT, net	78,403	1,290	-	79,693

INVESTMENT IN SUBSIDIARIES	1	-	(1)	-

INTERCOMPANY ACCOUNTS	27,602	(27,597)	(5)	-

OTHER ASSETS	27,109	3,150	-	30,259

TOTAL ASSETS	$461,702	$(11,871)	$(56,924)	$392,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES	$430,823	$52,082	$(56,923)	$425,982
LONG-TERM LIABILITIES	-	254	-	254
TOTAL LIABILITIES	430,823	52,336	(56,923)	426,236
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	30,879	(64,207)	(1)	(33,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$461,702	$(11,871)	$(56,924)	$392,907

NOTE 17 - Continued

	Three Month Period Ended September 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$48,993	$28,412	$(9,297)	$68,108

OPERATING EXPENSES	46,213	19,218	(8,499)	56,932

MULTI-CLIENT LIBRARY COMMISSIONS	7,223	-	-	7,223

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,903	13,357	(798)	19,462

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(2,281)	-	-	(2,281)

LOSS FROM OPERATIONS	(9,065)	(4,163)	-	(13,228)

OTHER EXPENSE
Interest expense, net (contractual interest $6.6 million)	5,735	299	-	6,034
Reorganization items, net	10,318	-	-	10,318
Other income, net	77	502	-	579
TOTAL OTHER EXPENSE	16,130	801	-	16,931

LOSS BEFORE INCOME TAXES	(25,195)	(4,964)	-	(30,159)

INCOME TAX EXPENSE	480	187	-	667

LOSS AFTER INCOME TAXES	(25,675)	(5,151)	-	(30,826)

NET LOSS, attributable to common stockholders	$(25,675)	$(5,151)	$-	$(30,826)

NOTE 17 - Continued

	Three Month Period Ended September 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$50,240	$16,881	$(2,096)	$65,025

OPERATING EXPENSES	55,547	13,725	(1,953)	67,319

MULTI-CLIENT LIBRARY IMPAIRMENT	1,039	-	-	1,039

MULTI-CLIENT LIBRARY COMMISSIONS	5,173	-	-	5,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,843	2,468	(143)	12,168

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(4,712)	-	-	(4,712)

(LOSS) INCOME FROM OPERATIONS	(16,650)	688	-	(15,962)

OTHER EXPENSE
Interest expense, net	8,867	37	-	8,904
Other expense, net	236	196	-	432
TOTAL OTHER EXPENSE	9,103	233	-	9,336

(LOSS) INCOME BEFORE INCOME TAXES	(25,753)	455	-	(25,298)

INCOME TAX EXPENSE	2,892	155	-	3,047

(LOSS) INCOME AFTER INCOME TAXES	(28,645)	300	-	(28,345)

NET INCOME, attributable to non-controlling interests	98	-	-	98

NET (LOSS) INCOME, attributable to common stockholders	$(28,743)	$300	$-	$(28,443)

NOTE 17 - Continued

	Nine Month Period Ended September 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$171,708	$61,352	$(13,093)	$219,967

OPERATING EXPENSES	176,741	37,293	(11,738)	202,296

MULTI-CLIENT LIBRARY COMMISSIONS	18,965	-	-	18,965

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,858	18,685	(1,355)	44,188

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(5,189)	-	-	(5,189)
		-	-
(LOSS) INCOME FROM OPERATIONS	(45,667)	5,374	-	(40,293)

OTHER EXPENSE
Interest expense, net (contractual interest $0.7 million)	20,487	556	-	21,043
Prepetition professional fees	2,271	-	-	2,271
Reorganization items, net	23,500	-	-	23,500
Loss on extinguishment of debt	13,594	-	-	13,594
Other expense, net	317	202	-	519
TOTAL OTHER EXPENSE	60,169	758	-	60,927

(LOSS) INCOME BEFORE INCOME TAXES	(105,836)	4,616	-	(101,220)

INCOME TAX EXPENSE	2,767	739	-	3,506

NET (LOSS) INCOME AFTER INCOME TAXES	$(108,603)	$3,877	$-	$(104,726)

NOTE 17 - Continued

	Nine Month Period Ended September 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF OPERATIONS

REVENUES	$173,491	$43,152	$(5,123)	$211,520

OPERATING EXPENSES	153,816	37,565	(4,548)	186,833

MULTI-CLIENT LIBRARY IMPAIRMENT	14,031	-	-	14,031

MULTI-CLIENT LIBRARY COMMISSIONS	11,105	-	-	11,105

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,701	8,616	(575)	39,742

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT	(7,637)	-	-	(7,637)

LOSS FROM OPERATIONS	(29,525)	(3,029)	-	(32,554)

OTHER EXPENSE
Interest expense, net	25,501	242	-	25,743
Other expense, net	111	506	-	617
TOTAL OTHER EXPENSE	25,612	748	-	26,360

LOSS BEFORE INCOME TAXES	(55,137)	(3,777)	-	(58,914)

INCOME TAX (BENEFIT) EXPENSE	(5,087)	1,381	-	(3,706)

LOSS AFTER INCOME TAXES	(50,050)	(5,158)	-	(55,208)

NET LOSS, attributable to non-controlling interests	(312)	-	-	(312)

NET LOSS, attributable to common stockholders	$(49,738)	$(5,158)	$-	$(54,896)

NOTE 17 - Continued

	Nine Month Period Ended September 30, 2014 (unaudited)
	Company and Debtor Guarantors	Non-Debtor Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42,027)	$13,648	$-	$(28,379)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,286)	(10,382)	-	(17,668)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	48,917	(682)	-	48,235

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(396)	$2,584	$-	$2,188

	Nine Month Period Ended September 30, 2013 (unaudited)
	Company and Guarantors	Non-Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY OPERATING ACTIVITIES	$57,971	$(4,480)	$-	$53,491

NET CASH USED IN INVESTING ACTIVITIES	(50,822)	(2,315)	-	(53,137)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,719)	780	-	(6,939)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(570)	$(6,015)	$-	$(6,585)

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

NOTE 19 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the Condensed Consolidated Financial Statements are issued. The Company evaluated such events and transactions through the date the Condensed Consolidated Financial Statements were filed electronically with the SEC. For information relating to certain developments after September 30, 2014 relating to the Joint Plan of Reorganization and Backstop Agreement, see Note 10 - Commitments and Contingencies.

Legal Proceedings

For a description of certain developments subsequent to September 30, 2014 in legal proceedings affecting the Company, see  Note 1 - Basis of Presentation and Note 10 - Commitments and Contingencies.

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

For additional information regarding the Bankruptcy Case, assumptions regarding our ability to continue as a going concern and the events leading to the Debtors seeking protection under the Bankruptcy Code, see Note 1 - Basis of Presentation-Voluntary Reorganization under Chapter 11 to our Condensed Consolidated Financial Statements and -Liquidity and Capital Resources-Liquidity below. For additional information regarding developments in the Bankruptcy Case, including with respect to the Joint Plan of Reorganization and the Backstop Agreement, see Note 10 - Commitments and Contingencies and Note 19 - Subsequent Events to our Condensed Consolidated Financial Statements. For additional information regarding the Debtors’ Debtor-In-Possession financing, see - Liquidity and Capital Resources-Debtor-In-Possession Financing below.

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

As of September 30, 2014, we owned approximately 135,000 recording channels, which are primarily comprised of our AUTOSEIS® HDR systems. Our recording channels and systems are interoperable, which provides operational scalability and efficiency. This operational scalability and efficiency enables us to execute on large and technologically complex projects.

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

During 2013, we began to increase our emphasis on our Proprietary Services segment outside the U.S. This reallocation of business mix is a component of our strategic efforts to generate higher cash margins in the business while reducing the capital allocated to investing in the Multi-client library. As of September 30, 2014, our backlog was approximately, $104.9 million, comprised of $97.6 million from Proprietary Services and $7.3 million from Multi-client Services.

Since commercial operations began in May 2005, we have expanded not only our operational capabilities but also our service offerings to include land and transition zone seismic data acquisition, microseismic monitoring, processing interpretation, and Multi-client services.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.    The following table sets forth our consolidated revenues by segment for the periods indicated (in millions):

Revenues by Segment	Three Month Period Ended September 30,
	2014		2013
	(unaudited)
Proprietary Services	$42.5	62%	$36.4	56%
Multi-client Services:
Pre-commitments	8.9		14.5
Late sales	16.7		14.1
Total Multi-client Services	25.6	38%	28.6	44%
Total	$68.1	100%	$65.0	100%

Revenues by Area	Three Month Period Ended September 30,
	2014		2013
	(unaudited)
United States	$20.3	30%	$46.8	72%
International	47.8	70%	18.2	28%
Total	$68.1	100%	$65.0	100%

Revenues. We recorded revenues of $68.1 million for the three months ended September 30, 2014 compared to $65.0 million for the same period of 2013, an increase of $3.1 million, or 5%. We recorded revenues from Proprietary Services of $42.5 million for the three months ended September 30, 2014, compared to $36.4 million for the same period of 2013, an increase of $6.1 million, or 16.8%. Both overall increase in revenues and the increase in Proprietary Services revenues resulted from a higher weighting of our crew capacity being dedicated to our Proprietary Services segment in the 2014 quarter compared to the 2013 quarter. This reallocation of business mix is consistent with our previously announced efforts to reweight the business to international Proprietary Services in an effort to generate higher current cash flows.

Multi-client Services generated revenues of $25.6 million for the three months ended September 30, 2014 compared to $28.6 million for the same period of 2013, a decrease of $3.0 million, or 10%. The decrease is due primarily to a shift from Multi-client Services to Proprietary Services for the three months ended September 30, 2014 and 2013, respectively. Included in Multi-client Services revenue for the three months period ended September 30, 2014 was $16.7 million of late sales revenue associated with the SEI/GPI Agreement compared to $14.1 million for the three months ended September 30, 2013.

Operating expenses. Total operating expenses including depreciation and amortization decreased by $10.4 million, or 15%, to $56.9 million for the three months ended September 30, 2014 from $67.3 million for the same period in 2013. Primarily due to lower Multi-client library amortization described below.

Depreciation and Other Amortization. Depreciation and other amortization of intangible assets decreased by $1.7 million, or 17%, to $8.4 million for the three months ended September 30, 2014 in comparison to $10.1 million the same period in 2013. Gross depreciation expense for the three months ended September 30, 2014 was $8.1 million, of which, $0.2 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $7.9 million. Amortization of intangible assets was $0.5 million, which is $0.5 million less than the three months ended September 30, 2014 as we began shifting our emphasis from Multi-client Services to Proprietary Services. Gross depreciation expense for the three months ended September 30, 2013 was $10.1 million, of which, $1.0 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $9.1 million. Amortization of intangible assets was $1.0 million and other impairment relates to a goodwill impairment charge of $1.0 million as a result of divesting of the Company’s line clearing business in 2013.

Multi-client Library Amortization. Multi-client library amortization decreased by $8.7 million, or 38%, to $14.5 million for the three months ended September 30, 2014 in comparison to $23.2 million the same period in 2013. Overall, Multi-client library amortization expense decreased as a result of lower Multi-client Services revenues in the 2014 quarter as compared to the 2013 quarter. At the same time, our average amortization rate decreased to 57% from 81% from the comparable period in 2013 resulting from the shift of Multi-client Services revenues to Proprietary Services revenues in the 2014 period as compared to the prior year. During the three months ended September 30, 2014, approximately $3.5 million of library amortization expense was attributable to backstop amortization in comparison to $3.1 million the same period in 2013. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

Multi-client Library and Other Impairment. There were no Multi-client library or other impairments for the three months ended September 30, 2014 compared to $1.0 million for the same period in 2013. The $1.0 million goodwill impairment charge relates to the divesting of the Company’s line-clearing business in 2013.

Total Depreciation and other amortization of intangibles, Multi-client library amortization and impairment decreased by $11.5 million, or 34%, to $22.8 million for the three months ended September 30, 2014 in comparison to $34.3 million the same period in 2013. This decline is driven by lower Multi-client library revenues in the three months ended September 30, 2014. The decrease in Multi-client amortization rate for the three months ended September 30, 2014 and 2013, as compared to the same period in 2013 as shown in the table below is primarily due to approximately $5.0 million of late sales of fully amortized Multi-client library data. Excluding the fully amortized late sales for the three month period ended September 30, 2014, the average Multi-client amortization rate for the period would have been approximately 69%.

The following table summarizes Depreciation and other amortization and Multi-client library and other impairment for the periods indicated (amounts in millions):

	Three Month Period Ended September 30,
	2014	2013
	(unaudited)
Gross depreciation expense	$8.1	$10.1
Capitalized deprecation for Multi-client library	(0.2)	(1.0)
Depreciation, net	7.9	9.1
Multi-client amortization expense:
Multi-client library amortization	10.9	20.1
Backstop amortization	3.5	3.1
	14.4	23.2
Amortization expense of intangible assets	0.5	1.0
Multi-client library and other impairment	-	1.0
Depreciation and other amortization and Multi-client library	$22.8	$34.3

Average Multi-client amortization rate for the period	57%	81%

Multi-client Library Commission. After March 28, 2013, SEI/GPI received, as compensation for marketing the data covered by the SEI/GPI Agreement, a commission on all gross revenues resulting from the sub-licensing of the data subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commissions expense in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2014 and 2013, we recorded commission expense of $7.2 million and $5.2, respectively. See Note 5 - Multi-client library to our Condensed Consolidated Financial Statements. Overall, commission expense in the quarter ended September 30, 2014 as compared to the same quarter in 2013 increased as a result of high Multi-client library late sales in the 2014 period as compared to the 2013 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.3 million to $19.5 million for the three months ended September 30, 2014, from $12.2 million for the same period in 2013 resulting primarily from bad debt expense of $6.4 million.

Interest Expense, Net. Interest expense, net, decreased by $2.9 million, or 32.6%, to $6.0 million for the three months ended September 30, 2014, compared to $8.9 million for the same period of 2013. This decrease was primarily due to no longer accruing interest relating to prepetition debt since filing the Voluntary Petitions on March 25, 2014.

Reorganization Items, Net. Reorganization items, net of $10.3 million are post petition professional fees associated with the Bankruptcy Case that were incurred after the filing of the Voluntary Petitions on March 25, 2014 through September 30, 2014. There were no such fees during the same period of 2013.

Other Expense, net. Other expense, net was $0.6 million income for the three months ended September 30, 2014, compared to $0.4 million for the same period of 2013. The change is primarily due to revaluation of accounts receivable, debt, payables and cash in Colombia.

Income Tax Expense. Our income tax expense for the three months ended September 30, 2014 was $0.7 million compared to $3.0 million for the same period of 2013. The effective income tax expense rate for the three months ended September 30, 2014 and 2013 was approximately 3% and 12%, respectively.

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

	Three Month Period Ended September 30,
	2014	2013
	(unaudited)
Net loss, attributable to common stockholders	$(30,826)	$(28,443)
Net loss, attributable to non-controlling interests	-	98
Income tax expense	667	3,047
Interest expense, net	6,034	8,904
EBIT(1)	$(24,125)	$(16,394)

Add: Reorganization items, net	10,318	-
Add: Multi-client library amortization	14,453	23,166
Add: Multi-client library and other impairment	-	1,039
Add: Depreciation and other amortization(2)	8,442	10,011
EBITDA(1)	$9,088	$17,822

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. The following table sets forth our consolidated revenues by segment for the periods indicated (in millions):

Revenues by Segment	Nine Month Period Ended September 30,
	2014		2013
	(unaudited)
Proprietary Services	$139.0	63%	$90.1	43%
Multi-client Services:
Pre-commitments	28.8		57.1
Late sales	52.1		64.3
Total Multi-client Services	80.9	37%	121.4	57%
Total	$219.9	100%	$211.5	100%

Revenues by Area	Nine Month Period Ended September 30,
	2014		2013
	(unaudited)
United States	$92.6	42%	$153.0	72%
International	127.3	58%	58.5	28%
Total	$219.9	100%	$211.5	100%

Revenues. We recorded revenues of $219.9 million for the nine months ended September 30, 2014 compared to $211.5 million for the same period of 2013, an increase of $8.4 million, or 4%. We recorded revenues from Proprietary Services of $139.0 million for the nine months ended September 30, 2014, compared to $90.1 million for the same period of 2013, an increase of $48.9 million, or 54%. Both overall increase in revenues and the increase in Proprietary Services revenues results from a higher weighting of our crew capacity being dedicated to our Proprietary Services segment in the first nine months of 2014 compared to the same period in 2013. This reallocation of business mix is consistent with our previously announced efforts to reweight the business to international Proprietary Services in an effort to generate higher current cash margins.

Multi-client Services generated revenues of $80.9 million for the nine months ended September 30, 2014 compared to $121.4 million for the same period of 2013, a decrease of $40.5 million, or 33%. Included in Multi-client Services revenue for the nine month period ended September 30, 2013 was $25.0 million of late sales revenue associated with the SEI/GPI under the SEI/GPI Agreement. Excluding this one-time late sale of $25.0 million included in the nine month ended September 30, 2014, Multi-client late sales for the nine month period ended September 30, 2014 were up $12.8 million as compared to the same nine month period ended September 30, 2013.

Pre-commitment revenues were down in the first nine months of 2014 as compared to the same period in 2013 by $28.3 million or 50% as a result of our reduced emphasis on acquiring new Multi-client Services programs in favor of an emphasis on Proprietary Services programs.

Operating expenses. Total operating expenses including depreciation and amortization increased by $15.5 million, or 8%, to $202.3 million for the nine months ended September 30, 2014 from $186.8 million for the same period in 2013. Operating costs increased by $51.1 million, or 64% due to higher than expected operating costs for the nine months ended September 30, 2014 in Kenya and Alaska as a result of start-up issues in those areas and lower capitalization of Multi-client Services program cost resulting from our shift away from Multi-client Services to Proprietary Services in the 2014.

Depreciation and Other Amortization. Depreciation and other amortization of intangible assets decreased by $3.9 million, or 14%, to $23.7 million for the nine months ended September 30, 2014 in comparison to $27.6 million the same period in 2013. Gross depreciation expense for the nine months ended September 30, 2014 was $23.0 million, of which, $0.9 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $22.1 million. Amortization of intangible assets was $1.6 million. Gross depreciation expense for the nine months ended September 30, 2013 was $28.7 million, of which, $3.7 million was capitalized in connection with our Multi-client Services investments resulting in a net depreciation expense of $25.0 million. Amortization of intangible assets was $2.6 million.

Multi-client Library Amortization. Multi-client library amortization decreased by $32.8 million, or 40%, to $49.6 million for the nine months ended September 30, 2014 in comparison to $82.4 million the same period in 2013. Overall, Multi-client library amortization expense decreased as a result of lower Multi-client Services revenues in the 2014 period as compared to the 2013. The reallocation of business mix is consistent with our previously announced efforts to reweight the business to international Proprietary Services in an effort to generate higher current cash margins. At the same time, our average amortization rate decreased to 61% for the period from 79% in the comparable period in 2013 resulting from the shift in the mix of Multi-client Services revenues in the 2014 period as compared to the prior year. During the nine months ended September 30, 2014, approximately $8.3 million of library amortization expense was attributable to backstop amortization in comparison to $5.8 million the same period in 2013. Backstop amortization represents the non-cash charges recorded to ensure each survey in the library is carried at a net book value no greater than that amount that would reflect full amortization of the survey on a straight-line basis over four years.

Multi-client Library and Other Impairment. There were no Multi-client library or other impairments for the nine months ended September 30, 2014 compared to $14.0 million for the same period in 2013. The impairments for the 2013 period reflected a $13.0 decrease in the expected cash flow generation potential of certain portions of the library and a $1.0 million goodwill impairment charge relating to the divesting of the Company’s line-clearing business.

Total depreciation, net, amortization of intangibles, multi-client library amortization and impairment decreased by $50.7 million, or 41%, to $73.3 million for the nine months ended September 30, 2014 in comparison to $124.0 million the same period in 2013. This decline overall is driven by lower Multi-client revenues in the nine month period ended September 30, 2014 along with higher impairments for the Multi-client library in the 2013 quarter. The decrease in Multi-client amortization rate for the nine month period ended September 30, 2014 as compared to the same period in 2013 as shown in the table below is due primarily to approximately $5.0 million of late sales of full amortized Multi-client library data. Excluding the fully amortized late sales for the nine months ended September 30, 2014, the average Multi-client amortization rate for the period would have been approximately 65%.

The following table summarizes Depreciation and other amortization and Multi-client library and other impairment for the periods indicated (amounts in millions):

	Nine Month Period Ended September 30,
	2014	2013
	(unaudited)
Gross depreciation expense	$23.0	$28.7
Capitalized deprecation for Multi-client library	(0.9)	(3.7)
Depreciation, net	22.1	25.0
Multi-client amortization expense:
Multi-client library revenue amortization	41.3	76.6
Backstop amortization	8.3	5.8
	49.6	82.4
Amortization expense of intangible assets	1.6	2.6
Multi-client library and other impairment	-	14.0
Depreciation and other amortization and Multi-client library	$73.3	$124.0

Average Multi-client amortization rate for the period	61%	79%

Multi-client Library Commission. After March 28, 2013, SEI/GPI received, as compensation for marketing the data covered by the SEI/GPI Agreement, a commission on all gross revenues resulting from the sub-licensing of the data subject to the SEI/GPI Agreement. Revenues for sub-licenses issued by SEI/GPI are recorded in the Company’s accounts at their gross sales value, with the commission being recorded and classified as Multi-client library commissions expense in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013, we recorded commission expense of $19.0 million and $11.1 million, respectively.  See Note 5 - Multi-Client Library to our Condensed Consolidated Financial Statements. Overall, commission expense in the nine months ended September 30, 2014 as compared to the same period in 2013 increased as a result of high Multi-client late sales in the 2014 period as compared to the 2013 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million to $44.2 million for the nine months ended September 30, 2014, from $39.7 million for the same period in 2013 resulting primarily from an increase in the bad debt expense to $6.4 million compared to $0.7 million for the same period in 2013. The increase is partially offset by reduced costs resulting from the Company’s focused efforts on cost efficiencies.

Interest Expense, Net. Interest expense, net, decreased by $4.7 million, or 18%, to $21.0 million for the nine months ended September 30, 2014, compared to $25.7 million for the same period of 2013. This decrease was primarily due to no longer accruing interest relating to pre-petition debt since filing the Voluntary Petitions on March 25, 2014.

Pre-Petition Professional Fees. For the nine months ended September 30, 2014, pre-petition professional fees of $2.3 million were recognized during the period for financial, legal and other professional advisory assistance leading up to our filing of the Bankruptcy Case. There were no such similar fees during the same period of 2013.

Reorganization Items, Net. Reorganization items, net of $23.5 million are post petition professional fees associated with the Bankruptcy Case that were incurred after the filing of the Voluntary Petitions on March 25, 2014 and by September 30, 2014. There were no such fees during the same period of 2013.

Loss on extinguishment of debt. Loss of $13.6 million during nine months ended September 30, 2014 is primarily due to payoff of the term loan under the September 2013 Financing Agreement. There was no such loss during the same period of 2013.

Other expense, net. Other expense, net was $0.5 million for the nine months ended September 30, 2014, compared to $0.6 million other expense, net for the same period of 2013. The change is primarily due to revaluation of accounts receivable, debt, payables and cash in Colombia.

Income Tax Expense (Benefit). Our income tax expense for the nine months ended September 30, 2014 was $3.5 million compared to income tax benefit of $3.7 million for the same period of 2013. The effective income tax expense (benefit) rate for the nine months ended September 30, 2014 and 2013 was approximately 3% and (6.3)%, respectively. Our effective income tax rate in 2014 and 2013 differs from the federal statutory rate primarily due to state income taxes, non-deductible expenses, foreign tax credit limitations, tax rate differential from non-US activities, and valuation allowances.

EBITDA. We define EBITDA as net income before interest, taxes, reorganization items, depreciation and amortization, and non-controlling interests. EBITDA is not a measure of financial performance derived in accordance with GAAP and should not be considered in isolation or as an alternative to net income as an indication of operating performance. The table below presents a reconciliation of EBITDA to net income (in thousands):

	Nine Month Period Ended September 30,
	2014	2013
	(unaudited)
Net loss, attributable to common stockholders	$(104,726)	$(54,896)
Net loss (gain), attributable to non-controlling interests	-	(312)
Income tax expense (benefit)	3,506	(3,706)
Interest expense, net	21,043	25,743
EBIT(1)	$(80,177)	$(33,171)
Add: Pre-petition professional fees and reorganization items, net	25,771	-
Add: Multi-client library amortization	49,627	82,433
Add: Multi-client library impairment	-	14,031
Add: Depreciation and other amortization(2)	23,716	27,583
EBITDA(1)	$18,937	$90,876

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

We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern. See Note 1-Basis of Presentation-Going Concern to our Condensed Consolidated Financial Statements.  For additional information relating to our Debtor-In-Possession financing and related matters, see Note 9 - Debt-Interim Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

As of September 30, 2014 and 2013, available liquidity consisted of the following (in millions):
	2014	2013
	(unaudited)
Available cash	$16.8	$21.1

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Month Period Ended September 30,
	2014	2013
	(unaudited)
Net income (loss) and adjustments to reconcile net income (loss) to net cash	$(3.5)	$61.7

Effects of changes in operating assets and liabilities	(24.9)	(8.2)
Cash flows (used in) provided by operating activities	(28.4)	53.5
Cash flows used in investing activities	(17.7)	(53.2)
Cash flows (used in) provided by financing activities	48.2	(6.9)
Net increase (decrease) in cash and cash equivalents	$2.2	$(6.6)

Operating Activities

Historically, we have relied primarily on cash flows from operations to fund working capital for current and future operations. During the nine months ended September 30, 2013, we also funded some of our working capital needs from proceeds of asset sales, including sales of seismic equipment and proceeds from a $25.0 million fee received upon execution of the SEI/GPI Agreement as described in Note 5-Multi-client Library to our Condensed Consolidated Financial Statements. Net cash used in and provided by operating activities totaled $28.4 million and $53.5 million for the nine months ended September 30, 2014 and 2013, respectively. This represented a decrease in operating cash flows of $81.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2014. The decrease in operational cash flow resulted primarily from higher than anticipated start-up costs for international proprietary projects; reduced revenues in programs in Colombia; increased project costs in Alaska; increased estimated taxes; slower than expected production in Kenya and a project cancellation in Libya due to security concerns.

Investing Activities

Cash used in investing activities totaled $17.7 million and $53.2 million for the nine months ended September 30, 2014 and 2013, respectively. The $35.5 million decrease in cash used in investing activities during the nine months ended September 30, 2014, as compared to 2013, was primarily the result of reduced investment in Multi-client library reflecting the Company’s strategic shift toward Proprietary Services in 2014 and a reduced emphasis on new investment in the Multi-client library.

Investing activities during the nine months ended September 30, 2014 and 2013 consisted primarily of the acquisition of new multi-client seismic data, recording equipment, vehicles, and other equipment needed to outfit new and existing crews. Cash investments in our Multi-client library totaled $15.3 million and $61.4 million for the nine months ended September 30, 2014 and 2013, respectively. Investing activities for fiscal year 2014 are expected to consist primarily of investments in our Multi-client library and equipment purchases. The following tables set forth our investment in our Multi-client library for the periods indicated (in millions) and our cumulative investment in our Multi-client library for the periods indicated (in millions):

	Nine Month Period Ended September 30,
	2014	2013
	(unaudited)
Multi-client investment (period)
Cash	$15.3	$61.4
Capitalized depreciation (1)	0.9	3.7
Total	$16.2	$65.1

Investment (cumulative)
Cash	$660.0	$638.9
Capitalized depreciation (1)	60.4	59.1
Non-cash data swaps (2)	22.7	22.6
Total	743.1	720.6

Cumulative amortization and impairment	583.9	441.6
Multi-client net book value	$159.2	$279.0

(1)  Represents capitalized cost of the equipment, owned or leased, and used in connection with Multi-client Services.
(2)  Includes non-cash data swap investment recorded as deferred revenue.

Financing Activities

Cash from financing activities increased by $55.1 million in the nine months ended September 30, 2014 as compared to the same period 2013. The increased cash inflow was primarily the result of the interim and final Debtor-In-Possession financing that was funded on March 28, 2014 and on April 25, 2014, respectively, net of the repayment, in full, of the indebtedness of the September 2013 Financing Agreement (including payment of certain fees and expenses). See Note 9-Debt-Interim Debtor-In-Possession Financing to our Condensed Consolidated Financial Statements.

See our Condensed Consolidated Financial Statements presented elsewhere in this Quarterly Form 10-Q for more information on our historical operating, investing, and financing cash flows.

Capital Resources
See Note 9-Debt to our Condensed Consolidated Financial Statements for additional discussion relating to our indebtedness.

Events of Default on Indebtedness

By letter dated March 24, 2014, TPG Specialty Lending, Inc., as collateral agent, administrative agent and lender under the September 2013 Financing Agreement, dated as of September 30, 2013, between the Company, as borrower, certain subsidiary guarantors listed therein, and the other lenders and agents party thereto, accelerated the payment of our obligations under the September 2013 Financing Agreement. The aggregate principal amount of debt outstanding under the September 2013 Financing Agreement as of the date of acceleration was $81.8 million. Under the indentures governing our Senior Notes and some of our other debt obligations, the acceleration of our obligations under the September 2013 Financing Agreement constituted a cross default and  allowed the holders of such debt to accelerate the respective obligations, subject to the provisions of the Bankruptcy Code. The acceleration of these obligations, in part, results from defaults under the September 2013 Financing Agreement that were claimed to have existed at December 31, 2013. As a result, all debt obligations of the Company were classified as current in our Consolidated Balance Sheet as of December 31, 2013. Since the Company plans to restructure its debt and if the Company meets the requirement of ASC 850-10-45-19 adopt fresh start accounting, all debt obligations are classified as current as of September 30, 2014.

Additionally, the filing of the Voluntary Petitions described above constituted an event of default or otherwise triggered repayment obligations under the express terms of certain instruments and agreements relating to direct financial obligations of certain of the Debtors (the “Debt Documents”). As a result of such an event of default or triggering event, all obligations under the Debt Documents, by the terms of the Debt Documents, have or may become due and payable, subject to the provisions of the Bankruptcy Code. We believe that any efforts to enforce payment obligations against the Debtors under the indentures governing the Senior Notes or the Debt Documents are stayed as a result of the filing of the Voluntary Petitions in the Court. The material Debt Documents, and the approximate principal amount of debt outstanding thereunder as of September 30, 2014, includes $250 million aggregate principal amount of Senior Notes, approximately $7.2 million of bank debt owed to lenders in Colombia and approximately $3.8 million in capital leases relating to various equipment.

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

On April 14, 2014, the Debtors filed a supplemental motion for entry of a final order authorizing the Debtors to obtain post petition financing, refinance the prepetition secured indebtedness and approve a related settlement with the prepetition secured lenders, including authorizing the Debtors to enter into a senior secured post petition financing agreement in an aggregate principal amount of up to $151.9 million, pursuant to the terms of a Financing Agreement dated as of April 14, 2014 (the “Replacement DIP Credit Facility”) among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative and as collateral agent for the lenders. The Replacement DIP Credit Facility provides for a super-priority senior secured term loan facility in an aggregate principal amount of $151.9 million to be drawn upon in two or more tranches: (i) the Initial DIP Loan of $25.0 million, which was drawn on March 28, 2014 following entry of the Interim Order; and (ii) an additional $126.9 million (the “Final DIP Loan”) that would be available upon entry of the Final Order. The motion for approval of the Replacement DIP Credit Facility was filed on a consensual basis reflecting a settlement agreement, subject to Bankruptcy Court approval, among the Debtors, the Backstop Parties and the Debtors’ prepetition secured lenders that would resolve certain disputes among the parties, thereby avoiding the significant cost, delays and uncertainty of litigation, and provide consensual Debtor-In-Possession financing for the Debtors.

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

The Company was in compliance with all covenants under the DIP agreement as of September 30, 2014.

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

Promissory Notes

From time to time, we have issued short term promissory notes to various financial institutions to finance equipment purchases and working capital needs. The balance outstanding under these promissory notes as of September 30, 2014 and December 31, 2013 was $7.2 million and $9.8 million, respectively, at weighted average interest rates of 7.7% and 7.6%, respectively.

Capital Leases

From time to time, we have entered into leases and sale and leaseback transactions to acquire certain seismic equipment, computer equipment and vehicles that are accounted for as capital leases. The balance outstanding under these capital leases as of September 30, 2014 and December 31, 2013 was $2.8 million and $5.8 million, respectively, at weighted average interest rates of 5.7% for each period.

Letter of Credit Facility

In February 2007, we entered into a $10.0 million revolving line of credit which is secured by restricted cash. The terms of the letter of credit facility only allows for letters of credit to be drawn on the available credit; however, the cash balance in excess of the total outstanding letters of credit may be withdrawn at any time. As of September 30, 2014 and December 31, 2013, the letters of credit outstanding were $0.2 million for each period.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2014 and 2013 were $24.9 million and $73.4 million, respectively. The $24.9 million capital expenditures in 2014 consisted of $8.7 million of cash investments in property and equipment and $16.2 million invested in our Multi-client library. The multi-client investment for 2014 was comprised of a cash investment of $15.3 million and $0.9 million in capitalized depreciation. The $73.4 million capital expenditures in 2013 consisted of $8.3 million of cash investments in property and equipment and $65.1 million invested in our Multi-client library. The multi-client investment for 2013 was comprised of a cash investment of $61.4 million and $3.7 million in capitalized depreciation.

We also expect that our capital expenditures and investment in our Multi-client data library going forward may be affected while we operate as a Debtor-In-Possession during our Bankruptcy Case.

We continuously reevaluate our capital budget based on market conditions and other factors and may defer or accelerate capital expenditures depending on market conditions or our financing arrangements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the quarter ended September 30, 2014.

Backlog

Our backlog represents contracts for services that have been entered into but which have not yet been completed. At September 30, 2014, we had a backlog of work to be completed on contracts of approximately $104.9 million. Of this amount, approximately $90.9 million relates to international programs and $14.0 million relates to North America. Of the $104.9 million in backlog, approximately $97.6 million is for Proprietary Services and $7.3 million is for Multi-client Services. At September 30, 2013, we had a backlog of work to be completed of $189.7 million. Of this amount, approximately $136.1 million relates to international programs and $53.6 million relates to North America. Of this amount, approximately $180.4 million was for Proprietary Services and $9.3 million was for Multi-client Services. At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $113.8 million. Of this amount, approximately $75.7 million related to international programs and $38.1 million related to North America. Of the $113.8 million in backlog, approximately $101.9 million was for Proprietary Services and $11.9 million was for Multi-client Services.

Backlog by Segment

	September 30, 2014	December 31, 2013	September 30, 2013
Proprietary Services	$97.6	$101.9	$180.4
Multi-client Services	7.3	11.9	9.3
Total	$104.9	$113.8	$189.7

Backlog by Area
United States	$14.0	$38.1	$53.6
International	90.9	75.7	136.1
Total	$104.9	$113.8	$189.7

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Form 10-Q. As described below, we have identified material weaknesses that continue to exist as of September 30, 2014. As a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

In light of the material weaknesses, in preparing our Condensed Consolidated Financial Statements as of and for the quarter ended September 30, 2014, we performed additional analyses and other post-closing procedures in an effort to ensure our Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. Additionally, during the last quarter of 2013 and first quarter of 2014, we began to implement additional controls and procedures, as discussed below, that are intended to remediate the material weaknesses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The descriptions of the Bankruptcy Case and defaults under our indebtedness set forth in Note 1 -Basis of Presentation-Voluntary Reorganization under Chapter 11, and Note 9 - Debt to our Condensed Consolidated Financial Statements and under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Events of Default on Indebtedness” are incorporated into this Item 3 by reference.

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

10.1
Consulting Agreement, dated as of August 4, 2014, between Global Geophysical Services, Inc. and P. Mathew Verghese (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2014).

10.2
Amendment No. 1 and Waiver to Financing Agreement, dated as of August 15, 2014, among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 18, 2014).

10.3
Backstop Conversion Commitment Agreement, dated as of September 23, 2014, among Global Geophysical Services, Inc., certain subsidiaries of Global Geophysical Services, Inc., and the Investors party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 24, 2014).

10.4	Global Geophysical Services, Inc. Key Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 24, 2014).

10.5	Form of Key Employee Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 24, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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